Form 10QSB
period 1996-03-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 1996-06-25
CIK 853832

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB

(Mark one)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

           For the fiscal quarter ended March 31, 1996

Commission file No.  0-18866

                               OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


               First National Entertainment Corp.
     (Exact name of small business issuer as specified in its
                            charter)

     Colorado                                93-1004651
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


    2443 Warrenville Road, Suite 600, Lisle, Illinois  60532
            (Address of principal executive offices)

                          (708) 245-5155
                 (Registrant's telephone number)

   125 South Wacker Drive, Suite 300, Chicago, Illinois  60606
                       (Previous Address)

   600 Enterprise Drive, Suite 109, Oak Brook, Illinois  60521
                (New Address, as of June 1, 1996)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock $0.005 Par Value
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO  [  ]

As of May 31, 19965 the registrantt had outstanding 16,898,458 shares of its $.005 par value Common Stock.
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

First National Entertainment Corp.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                   March 31, 1996
ASSETS

Current Assets
    Cash and Cash Equivalents
    (including restricted cash of $35,311)             $55,266
    Accounts receivable (Net of allowance
     for doubtful accountsof $875,357)                 557,208
    Film inventory                                     407,087
Prepaid expenses, other                                 10,194
Total Current Assets                                 1,029,755

Property and Equipment, Net                             40,781

Other Assets
    Film inventory-non current (net of
    accumulated amortization of $6,752,023)          3,795,117
    Intangible assets (net of accumulated
     amortization of $214,297), other                  342,908
Total Other Assets                                   4,178,025

TOTAL ASSETS                                        $5,208,561

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                $  400,843
    Accrued liabilities, other                         129,190
Obligation under capital lease,
 current portion                                         9,972
Total Current Liabilities                              540,005

Obligations under Capital Leases                         7,789

Shareholders' Equity
    Common Stock, $.005 par value, authorized
    100,000,000 shares,issued and outstanding
    16,898,458 shares                                   84,576
    Preferred Stock, $.0001 par value, authorized
    10,000,000 shares, no shares issued
    and outstanding                                         --
    Paid in capital                                 26,090,608
    Retained earnings (deficit)                    (21,514,417)
Total Shareholders' Equity                           4,660,767

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                $5,208,561

See accompanying notes




1
First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



For Three Months Ended March 31,            1996            1995

REVENUES
   Film revenues                                 0      $231,479

COST OF REVENUES
    Amortized film costs                         0        33,246




GROSS PROFIT                                     0       198,233


OPERATING EXPENSES
    Marketing and selling                        0      (22,237)
    General and administrative             330,590       348,031

TOTAL OPERATING EXPENSE                    330,590       325,794


OPERATING INCOME (LOSS)                  (330,590)      (127,561)


OTHER INCOME (EXPENSE)
     Interest income (expense)                  74        (3,756)
Other income (expense), net              (100,899)       151,651

TOTAL OTHER INCOME (EXPENSE)             (100,825)       147,895


NET INCOME (LOSS)                       ($431,415)     ($275,456)


NET LOSS PER SHARE                          ($.03)        ($.03)


 Weighted average shares outstanding    13,405,082    10,942,356

See accompanying notes





                                                                2
First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



For Nine months Ended March 31,             1996            1995

REVENUES
   Film revenues                           $90,000      $806,324

COST OF REVENUES
    Amortized film costs                    44,883       390,170


GROSS PROFIT                                45,117       416,154


OPERATING EXPENSES
    Marketing and selling                   17,000       418,908
    General and administrative             781,126     1,888,091

TOTAL OPERATING EXPENSE                    798,126     2,306,999


OPERATING INCOME (LOSS)                  (753,009)    (1,890,845)

OTHER INCOME (EXPENSE)
     Interest income (expense)                 576       (28,491)
Other income (expense), net                137,902        259,758

TOTAL OTHER INCOME (EXPENSE)               138,478      (231,267)


NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                       (614,531)    (2,122,112)

EXTRAORDINARY ITEM                     (2,050,000)             --

NET INCOME (LOSS)                     ($2,664,531)   ($2,122,112)

NET LOSS PER SHARE BEFORE
EXTRAORDINARY ITEM                          ($.05)         ($.20)
NET LOSS PER SHARE                          ($.20)         ($.20)


 Weighted average shares outstanding    13,405,082     10,942,356

See accompanying notes









                                                                3
First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


For Nine Months Ended March 31,               1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                 ($2,664,531)  ($2,122,112)

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Amortization of film costs              44,883       390,170
    Stock issued for services and
    compensation, net                           --       244,152
    Other amortization, depreciation,
    write-offs                              92,597       534,103

    Changes in operating assets and
    liabilities, net                      (416,215)     (493,515)


NET CASH (USED IN) OPERATING ACTIVITIES (2,943,266)   (1,447,202)


CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment (13,910)      (32,918)
    Disposition of property and equipment,
    net                                   103,527

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                       89,617       (32,918)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Officer Advances/(Repayments)               --     (140,794)
    Proceeds from issuance of debt              --     (122,000)
    Common Stock Issuance/(Cancellation) 2,833,667     (516,538)


NET CASH (USED IN) FINANCING ACTIVITIES  2,833,667     (779,332)


NET INCREASE/(DECREASE) IN CASH           (19,982)   (2,259,452)


CASH - BEGINNING OF PERIOD                  75,248     2,350,335


CASH - END OF PERIOD                       $55,266       $90,883

See accompanying notes

                                                                4
 First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996


First National Entertainment Corp. (the Company), was originally incorporated as a Colorado Corporation in January of 1985. The Company's strategy has been to produce and distribute film, music, and interactive entertainment products with classical and enduring appeal suitable for family oriented and mainstream consumers. The Company has earned approximately $7 million in revenues to date through its Feature Films division with the animated motion picture property Happily Ever After, which is a sequel to the Grimm Brothers' fairy tale classic Snow White story. Since October 19, 1993, the Company shipped over 1 million copies of the home video version of Happily Ever After to thousands of retail video stores, including Blockbuster Video. The video was distributed through Worldvision Enterprises, which has since merged with Republic Pictures, (hereafter referred to as "Republic Pictures").

As of the date of this filing, the Company is pursuing additional royalties due to the Company for producer bonuses on the first million videos sold, as well as credit for excessive reserve allowances which the Company believes were determined by Republic Pictures in a manner inconsistent with its distribution agreement. In September of 1994, the Company conducted a comprehensive third-party audit of all reported video results which resulted in Republic Pictures subsequently revising its August 16, 1994 accounting statement for the number of videos shipped, and on September 26, 1994 delivered payment to the Company for this revised accounting statement, plus interest. However, according to the auditor's report, Republic owes the Company for a producer's bonus of 5% of the first one million units sold in addition to amounts owed the Company for excess units held in reserve. The Company intends to continue collection procedures in respect to these receivables, however, due to the uncertainty of the results, the Company has reserved for the entire balance up through June 30, 1995.

On October 4, 1995 the Company signed an agreement with SeaGull Entertainment, Inc., a New York and Los Angeles based distributor, for the distribution of Happily Ever After. SeaGull Entertainment will act as the Company's agent through June 30, 2001. Under this agreement, SeaGull Entertainment will distribute Happily Ever After in North America in the following areas:

          TV                  VIDEO

      Pay Cable           Mass Merchandising
      Basic Cable         Direct - Happily Ever After
      Syndication         Direct - Happily  Ever  After combined with
                                   Happily Ever After video game


The Company previously announced that it had begun a diversification plan to acquire video store chains nationwide. During 1995 the Company had signed mutual letters of intent covering the acquisition of over one hundred video stores, and in the quarter ending December 31, 1995 entered into definitive stock purchase agreements with three chains (see below). As stated in previous filings, all of the video store acquisitions were contingent upon the satisfactory completion of due diligence, execution of mutually acceptable definitive agreements and the receipt of the requisite financing. In entering into these definitive agreements, the Company believed that the requisite financing required was being arranged and would shortly be available through the efforts of a third party investment banker previously engaged by the Company to procure such financing.



                                                                5
First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996

On December 1, 1995 the Company entered into an agreement to purchase Video Tyme, Inc. (which owns and operates 9 retail video stores in Las Vegas) for approximately $5 million. The purchase was structured to include short term notes from the Company to the sellers which were due (after extensions) on April 1, 1996. Because neither the requisite financing nor a commitment for such financing was obtained within this time period, the Company and the owners of Video Tyme, Inc. mutually terminated the stock purchase agreement. The Company was refunded $449,084 in prior payments made relating to this acquisition and reimbursed Video Tyme, Inc. $25,000 for expenses incurred. and $250,000 of the refunded amount, which was given to the sellers on December 1, 1995, is included in the Company's accounts receivable as of December 31, 1995. Based on these events, no assets or liabilities nor results of operations relating to this acquisition have been recorded in the Company's financial statements.

On December 31, 1995 the Company entered into an agreement to purchase Adventures in Video, Inc. (which owns and operates 16 retail video stores in Minneapolis) and KDDJ, Inc. (which owns and operates 3 retail video stores in San Francisco) for approximately $4 million. These purchases wereis premised on the occurrence of certain events and the production of certain documentation no later than March 1, 1996. As of the date of this filing, Tthese conditions were not met, and the Company has rescinded the transactions with both companies. The Company was refunded $105,000 in prior payments made relating to these acquisitions and reimbursed Adventures in Video $52,500 for expenses incurred. and Based on these events, no assets or liabilities nor results of operations relating to these acquisitions have been recorded in the Company's financial statements.

The Company still intends to enter the retail video store industry and continues to hold discussions with video store chain owners who desire to work with the Company to build a publicly held chain. The Company is currently reevaluating its pricing model as well as seeking alternative financing for its acquisition plans, taking into account the current conditions in the retail video store industry. The Company is currently in negotiations to acquire a new platform video store chain to serve as a base for its video store operations. Of course, no assurance can be given as to the ultimate acceptance of the Company's acquisition strategy and financing structure by the market place.
























                                                                6
First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)\
March 31, 1996


NOTE 1  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995.



NOTE 2  FILM INVENTORY


The Company's film inventory is summarized as follows:

Unamortized film costs for Happily Ever After
allocated to the secondary market                     $3,795,117

Acquisition and development costs for Cinderella
allocated to the primary market                          407,087

Total Inventory                                        $4,202,204


Amortization of capitalized film property costs is computed using the individual-film-forecast computation method as promulgated under Statement of Financial Accounting Standards No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films.



NOTE 3  COMMON STOCK


In  the  second  quarter of 1996December  of  1995,  the  Company initiated an equity restructuring program in which the Company issued 1.260 million shares of its common stock (par value $.005) along with warrants to purchase an additional 1.260 million shares of its common stock (par value $.005) at $1.00/share. for Total proceeds from the offering amounted to $630,000. All of the warrants expire on December 15, 1997.

Rentrak, Inc., of Portland, Oregon, is the largest distributor of video cassettes on a pay per view basis nationally. In conjunction with a 10 year Agreement the Company entered into on December 22, 1995, Rentrak purchased 357,143 shares of common stock (par value $.005) for $200,000 as an advance in an agreement to buy an additional $10,000 of shares for each new non-Rentrak video store acquired by the Company.

On  December  22,  1995 the Company issued  4,000,000  shares  of common  stock (par value $.005) as part of the settlement of  the class action lawsuit (See Note 5 "Legal Settlement").
                                                                7
First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996


NOTE 44  CONTINGENCIES


The Company received notice from the Screen Actors Guild that supplemental residuals of 4.5% of the first $1,000,000 and 5.4% of all remaining gross producer receipts are due them. The Company's entertainment counsel is researching the matter to determine if the Company has a liability related to this matter. As of the date of this filing there has been no determination and the Company believes that if any residuals are due they should be the responsibility of Lou Scheimer and Filmation (the original producer of the film).

On May 18, 1995, the Company received notice from Della Miles, Stylus Record's feature artist, that Stylus was in material breach of its contract with her. After several meetings with Ms. Miles and her counsel, the Company placed the entire advanced royalty receivable amount relating to this contract in its reserve for doubtful accounts , and is in discussions with the board members of Stylus Records regarding this issue.

The Founders' Agreement of Stylus Records calls for certain actions by the Company if the Company's common stock price is not equal to $5 or greater on March 31, 1996 (the stock price on April 1, 1996 was $.25). These actions relate to 60,000 shares of a total of 160,000 issued in April 1994 in exchange for the Company's 80% interest in Stylus Records. Per the Agreement, the Company would be required to make up any shortfall in value, either in cash or via the issuance of additional shares. The Company has submitted the Agreement to its legal counsel to determine if it is indeed obligated to take such actions.

On December 31, 1995, the Company entered into an agreement to purchase Adventures in Video, Inc. contingent upon the occurrence of certain events and the production of certain documentation.
As of the date of this filing, these events have not occurred and some of the documentation has not been produced. The Company believes the sales agreement will be terminated or renegotiated. Therefore, no assets or liabilities associated with this sale have been recorded in the Company's financial statements.

NOTE 55 LEGAL SETTLEMENT


Class Action Lawsuit - The Company and its former executive officers and directors were defendants in a class action lawsuit which commenced in the United States District Court for the Eastern District of Pennsylvania. The action was commenced July 8, 1993, certified as a class action on September 8, 1994, and alleges fraud and various violations of securities laws in connection with the Company's public disclosures during the period preceding and through the theatrical release of the film Happily Ever After. A change of venue moved the case to the Western District of Texas on January 31, 1995. On November 22, 1995 the Company, subject to final Court approval, settled the suit for $50,000 in cash and $2,000,000 in stock at $0.50/share, i.e., 4 million shares of common stock (par value $.005). These amounts have been recorded in the Company's financial statement as an extraordinary item. A second class action lawsuit filed on June 30, 1995 has been dismissed by the plaintiffs based on the settlement of the previous suit. Final approval by the Court was obtained on April 12, 1996.


Item  2.   Management's  Discussion and Analysis  of  Results  of
Operations and Financial Condition

Overview

The Company recognizes revenue when it releases entertainment properties into primary or secondary markets. Revenue recognition generally precedes collection due to standard industry collection cycles. Revenues and results of operations for any period are dependent upon the availability and public acceptance of the Company's entertainment products which may fluctuate from period to period and may not be indicative of future results.



8
 First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996


For Happily Ever After, the Company recognizes film costs using the individual-film-forecast computation method as pronounced under Statement of Financial Accounting Standards No. 53 (SFAS
53).  Film  costs for each period are amortized in proportion  to the revenue earned in the current period, relative to management's estimate of the total revenue to be realized from all markets for a film over its commercial life. Capitalized film costs include acquisition costs, distribution costs, film print and certain advertising costs, and other related marketing costs which benefit future periods. In accordance with SFAS 53, management reviews its total revenue estimates for a film on a periodic basis, which may result in changes of projections of film revenues, costs, rate of cost amortization and net income.

Results of Operations

The Company recorded no revenues 60,000 from operations during its third fiscal quarter of 1996 ended March 31, 1996, as
compared to $231,479                  in the comparable period of
the prior fiscal year. $90,000 of the current year revenues and most of the prior year revenues were derived from sales of the Company's home video version of its feature film property Happily Ever After. Both current year and prior year sales were derived from sales of the Company's home video version of its feature film property Happily Ever After. Current year sales were estimated based on information from Republic Pictures. Prior to May, 1996, the Company received no fionalized accounting for the current fiscal year and has had to make estimates based on partial reports from Republic. The Company recently received revised and supposedly final reports covering the current fiscal year and reporting no revenues for the quartter ending March 31, 1996. While the Company question these reports and will investigate this matter thoroughly, it has recorded no revenues for the current fiscal quarter.

Amortized film costs (i.e. costs for the acquisition, marketing and distribution of Happily Ever After) associated with the nine
months   revenues  were  $44,883                as  compared   to
$390,170           in the comparable period of fiscal  1995.   To
date, the Company has expensed approximately $6.7 million or 64% of its total capitalized costs of Happily Ever After.

General and Administrative (G&A) expenses (other than those  non-
recurring) were $330,590               in the current quarter  as
compared to $348,031                in the comparable quarter  of
the prior fiscal year. Current G&A expenses consisted mostly of payroll costs, legal fees and other professional fees. The previous year's quarterly G&A expenses were mostly comprised of amortization of unearned compensation expense from previous stock grants to the Company's executive officers, administrative salaries and legal fees.

The   Company   had  a  net  loss  (before  the   $2,050,000   in
extraordinary costs) net incomeof ($431,415) or $(.03) per share during the thirdfirst quarter ended March 31, 1996, as compared to a net loss of ($275,456) or ($.03) per share in the comparable quarter of the previous fiscal year. In addition, the Company had net loss (before the $2,050,000 in extraordinary costs) of ($614,531) in the first nine months of fiscal 1996 compared to a net  loss  of  ($2,122,112) in the same  period  for  last  year.
This was primarily due to the the Company downsizing its overheadsubstantially by reducing edthe size of its parent corporate staff which (as of the date of this filing) includes three  full time  employees, selling most of its furniture and fixtures to a former officer, and moving its offices to a significantly
smaller location..    The Company's losses in the prior year are
attributable to the amortization of previously capitalized film costs for Happily Ever After together with operating expenses and investment start-up costs.








                                                                9
First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996


Liquidity and Capital Resources

At March 31, 1996, the Company had cash and cash equivalents of $55,266 andnet accounts receivable of $557,208 (net of reserve
for doubtful accounts)                                .  Accounts
receivable are primarily comprised of amounts due from Republic Pictures for sales of the Company's Happily Ever After home video property, from American Softworks Corporation for Happily Ever After video game sales, amounts owed the Company from the Company's former officer for the sale of certain assets and amounts paid prior to December 31, 1995 to the sellers of Video Tyme, Inc. (as discussed above).

The Company had $5,208,561 in total assets and $547,794 in total liabilities at the end of its thirdfirst fiscal quarter of 1996. The majority of the Company's assets are comprised of capitalized inventory costs for Happily Ever After. The Company plans to amortize its capitalized inventory costs against future revenues from this property, although there can be no assurance that the Company will be able to generate sufficient revenues to realize its complete investment in this property.

On October 13, 1995 the Company announced that its Board of Directors had approved a stock offering of up to 10,000,000 shares of its par value $0.005 Common Stock at $0.50 per share. The offering was made only to a limited number of Accredited Investors (as that term is defined in the federal securities laws). The shares beingoffered will not be registered under the federal securities laws or the securities laws of any state and accordingly arewill not be tradable and may not be reoffered or resold in the United States unless they are subsequently registered or an applicable exemption from registration is available. Total proceeds from this offering were $630,000. (See Note 3 - "Common Stock").

Rentrak,  Inc., in conjunction with a 10 year Agreement with  the
Company  entered  into  on December 22, 1995,  purchased  357,143 shares for $200,000.  (See Note 3 - "Common Stock").


PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

On February 20, 1996, the Company stated in an 8-K filing that Company President Stephen J. Denari requested and received the resignation of his father, Eugene E. Denari, Jr., as CEO and as a director and officer of the Company. Replacing him on the Board of Directors and as Secretary is the Company's current Corporate Controller Joanne K. Fabere. In addition, the Company received the resignations of Senior Vice President Tim Denari (son of Eugene Denari) and Vice President Matt Hampton, who had previously headed up the video store diversification plan. The Company's new Board of Directors engaged an outside certified public accounting firm and law firm to investigate the events surrounding all of these resignations. As a result, on May 7, 1996, the Company accepted a revised resignation agreement from Eugene E. Denari, Jr., whereby all 500,000 options of the Company's Common stock (par value $.005) previously granted to him were forfeited and canceled.

On January 16, 1996 the Company stated in an 8-K filing that on December 31, 1995 it had agreed to purchase Adventures in Video, Inc. (16 stores in Minneapolis) and KDDJ, Inc. (3 stores in San Francisco) for approximately $4 million. On March 5, 1996 the Company rescinded these transactions. (See Part I)

On December 15, 1995, the Company stated in an 8-K filing that on December 1, 1995 it had completed its acquisition of Video Tyme, Inc. of Las Vegas, a 14 year old 25 store video retail chain, including 9 corporate owned and 16 licensed locations for approximately $5 million. On April 2, 1996 the Company and the owners of Video Tyme mutually terminated the acquisition. (See
Part I)

                                                               10
                            SIGNATURE


In  accordance  with the requirements of the Securities  Exchange
Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                              First National Entertainment Corp.



Dated:___________________     By:



                              _____________________________
                              Stephen J. Denari
                              President
































                                                               11







                                SIGNATURE


In  accordance  with the requirements of the Securities  Exchange
Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized.


                              First National Entertainment Corp.




Dated: _May 31, 1996___


                              /s/ Stephen J. Denari
                              Stephen J. Denari
                              President


































                                                               11