Form 10KSB
period 1996-06-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 1996-10-17
CIK 853832

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-KSB

  [  X  ]   Annual  Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996Commission file No.  0-18866

                                 OR

 [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                 FIRST NATIONAL ENTERTAINMENT CORP.
  (Exact name of small business issuer as specified in its charter)

               Colorado                     93-1004651
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)

     600 Enterprise Drive, Suite 109, Oak Brook, Illinois  60521
              (Address of principal executive offices)

      2443 Warrenville Road, Suite 600, Lisle, Illinois   60532
               (Address of previous executive offices)

                              (630)  573-8209
        (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the 1996 Fiscal Year: $1,153,542.

As of October 1, 1996 the registrant had 16,898,458 shares of its $.005 par value Common Stock outstanding. The aggregate market value of shares of Common Stock held by non-affiliates was $4,224,615 as of this date.









                                INDEX


                               Part I.


                                                        Page
Item 1. Business.........................................   2

Item 2. Properties.......................................   5


Item 3. Legal                                               5
        Proceedings......................................

Item 4. Submission of Matters to a Vote of Security         5
        Holders..........................................



                             Part II

Item 5. Market for Registrant's Common Equity and Related   5
        Stockholder Matters...................
Item 6. Management's Discussion and                         7
        Analysis.........................................

Item 7. Financial Statements and Supplementary             10
        Data.............................................

Item 8. Disagreements on Accounting and Financial          10
        Disclosures......................................




                            Part III.

Item 9  Incorporated by                          10- 12
        Reference...............................





                             Part IV

Item 13 Exhibits, Financial Statements and Reports on      15
        Form 8- K.......................................



                               PART I

Item 1 - Business

General

      The Company was incorporated on January 10, 1985, under the name of Power Capital Inc., a Colorado corporation. In November of 1989, Power Capital became a public company. On October 26, 1990 Power Capital acquired 100% of the stock of 1st National Film Corp., a California corporation (1st National Film - California) in a tax-free, stock-for-stock exchange. For financial reporting purposes this acquisition was considered a reverse acquisition, in which 1st National Film - California was deemed the acquiring or successor parent corporation. In December of 1990 the name of the Company was changed to 1st National Film Corp. (the "Company"), and 1st National Film - California's inception date of July 7, 1989 is considered the Company's inception date. In October of 1994, the Company changed its name to First National Entertainment Corp. Since July of 1991, the Company's Common Stock has been listed and traded on the NASDAQ.

      In December, 1991 the Company completed the acquisition of all U.S. and Canadian distribution, merchandising and ancillary licensing rights to the completed animated film property Happily Ever After from Mr. Lou Scheimer for approximately $1.35 million. Mr. Scheimer is a world-renowned animator and was the founder and former president of Filmation Associates, which was a California-based animation studio acquired by French conglomerate L'Oreal. Happily Ever After is an animated sequel to the classic Snow White fairy tale, and includes one of the largest all-star casts of voices ever assembled for an animated motion picture. Mr. Scheimer is entitled to certain residual royalties based upon revenues earned by the Company from this property. (See Financial Statements - Note 10 "Commitments and Contingencies").

      On May 28, 1993, Happily Ever After was independently released by the Company in over 1,000 theaters in the U.S. The film ran for approximately two months, and generated gross box office receipts of approximately $3.6 million, which netted the Company approximately $1.5 million. These results allowed the Company to graduate from the development stage, but were significantly below former management's revenue expectations.

     In July of 1993 the Company awarded its Happily Ever After home video distribution rights to Worldvision Enterprises Inc., a unit of Spelling Entertainment Group, which is principally owned by Blockbuster Entertainment (which, since the video release, has merged with Republic Pictures, "Republic"). The Company and Republic released the Happily Ever After video on October 19, 1993, and through June 30, 1996, the Company has recognized approximately $7.0 million in producer royalties from home video sales of this film.

      In July of 1993 the Company entered into a manufacturing and distribution agreement with American Softworks Corporation ("ASC"), a leading video game software company, for the development of a state-of-the-art video game for Nintendo and Sega hardware platforms. Nintendo has since approved this game for sale on its hardware platform. The Company's ASC agreement has initially focused on the development of a video game for Happily Ever After. In addition, the game has been uniquely designed to be played from either a boy's or girl's perspective, which may provide crossover sales appeal to players of both genders.

     In June of 1994 the Company entered into a revised television exhibition agreement with Technovision Industries, Inc. ("TVI"), a New York based distributor of entertainment properties, for the distribution of Happily Ever After into U.S. and Canadian television markets. TVI acted as the Company's agent through August 1, 1995 in seeking television broadcast and cable opportunities. No contracts were entered into as a result of the agreement and the Company did not extend the agreement after August 1, 1995.

     On October 4, 1995 the Company signed an agreement with SeaGull Entertainment, Inc., a New York and Los Angeles based distributor, for the distribution of Happily Ever After. SeaGull Entertainment was to act as the Company's agent through June 30, 2001. The Company retained the right to terminate this agreement at the end of any fiscal year in which certain performance goals are not met. On June 30, 1996, the Company elected to terminate the agreement with SeaGull Entertainment. The Company is currently interviewing for a replacement distributor.

Family Classics

      In January of 1994 the Company announced the formation of its Family Classics division, which is dedicated to the production of feature films based on classic tales. Concurrently, the Company announced that it had acquired all worldwide media rights to Nigel Miles-Thomas' stage production of Cinderella. As of the date of this filing, based on the lack of a renegotiated songwriting contract, inability to secure a funding partner, as well as competitive offerings going into production by Hollywood studios, the Company has elected to write off the pre-production costs of Cinderella.

The Company is currently in negotiations to produce several new animated features similar to HEA for direct to video release. However, these productions will call for the Company to raise significant additional capital, the availability of which cannot be assured.

Stylus Records

      In April of 1994 the Company acquired an 80% ownership in Stylus Records Inc. ("Stylus") from Lewin & Rosenthal and Frontline Records, which are an entertainment law firm and music distributor, respectively. Pursuant to the Stylus Founder's Agreement, the
Company agreed to capitalize Stylus with 160,000 shares of its Common Stock, assumed $105,000 of long-term liabilities from Stylus and agreed to provide a line of credit for up to $500,000. Stylus in turn issued these shares to Lewin & Rosenthal and Frontline, and agreed to reimburse $105,000 to Lewin & Rosenthal and Frontline for their initial contributions. The Company retains an 80% ownership in Stylus, with Lewin & Rosenthal (15%) and Frontline (5%) as minority investment partners in Stylus. Currently the Company is negotiating with both minority partners to acquire their interests in Stylus. Additionally, the Company has elected to write off the remaining unamortized portion of goodwill related to Stylus.

      In  addition  to  its initial acquisition  costs,  Stylus  has advanced over $308,000 for the development and promotion of Ms. Della Miles, most of which is contractually recoupable to Stylus from Ms. Miles' future royalties. However, there can be no assurance of any future royalties derived from Ms. Miles' efforts, and thus, there can be no assurance of any recoupment of Stylus' advances to date. Therefore, in accordance with the Statement of Financial Accounting Standards No. 50, ("FAS 50") Financial Reporting in the Record and Music Industry, the advance royalties have been expensed. Currently Ms. Miles continues to dispute the recoupment under her contract with the Company. (See Financial Statement, Note 7 "Stylus Records").

Diversification Plan

In August 1995, the Company announced plans to begin a diversification plan into the retail video store industry. Several acquisition transactions were closed during the first half of fiscal year 1996, however, these acquisitions were later unwound due to the unavailability of debt financing during the second half of fiscal year 1996.

The Company still intends to enter the retail video store industry and continues to hold discussions with video store chain owners who desire to work with the Company to build a new publicly held chain. The Company is reevaluating its pricing model as well as seeking alternative financing for its acquisition plans, taking into account the current conditions in the retail video store industry. The Company is currently in negotiations to acquire a new platform video store chain to serve as a base for its video store operations. Of course, no assurance can be given as to the ultimate acceptance of the Company's acquisition strategy and financing structure by the market place.

In September 1996, the Company announced that it had exclusively optioned the screenplay "Chicago Blues" from a local screenwriter. Financing for this live action feature is budgeted at $1,000,000 and will be offered via the formation of Windy City Pictures I, LLC. The Company will serve as executive producer of this movie and intends to produce two to three such productions a year in Chicago. However, no assurance can be given that the funding for this project or additional movies will be available.

The Company continues to aggressively seek additional opportunities in the animation, live action movies and retail video store arenas.

Financial Information About Industry Segments

Not applicable.

Competition

      The Company competes with many other entertainment companies that have greater industry experience, acceptance, and financial resources than the Company. The Company faces significant competition from other companies in the areas of acquiring, financing, developing, producing, marketing, and distributing quality entertainment products into related markets.

Seasonality

      The Company's entertainment businesses may be affected by industry seasonal factors. Theatrical attendance generally increases during summer months and Christmas holiday period. Home video and related merchandising sales are typically the strongest during the Christmas selling season, from October through December. Music and other entertainment property sales are not as seasonal as theatrical and home video sales, but generally experience their strongest sales during the Christmas selling season.
     .
Employees

      As of September 30, 1996 the Company had three permanent employees, including two officers and one professional staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Research and Development

      The Company did not incur any research and development (R&D) costs in fiscal years 1996 and 1995. The Company does not expect to generate any significant R&D costs in fiscal 1997.

Regulation

      The Code and Ratings Administration of the Motion Picture Association of America, an independent industry trade association, assigns ratings for age suitability for viewing of motion pictures. The Company has and will continue to submit its films for ratings.

      United States television stations and networks, as well as foreign governments, impose restrictions on the content of motion pictures and other entertainment properties. There can be no assurance that future restrictions on entertainment properties released by the Company may not affect the Company's ability to exhibit or sell such entertainment properties.


Item 2 - Properties

      The Company's principal executive offices are located at 600 Enterprise Drive, Suite 109, Oak Brook, Illinois 60521, telephone
(630) 573-8209. The Company leases approximately 900 square feet of office space in an executive office complex. This lease commenced June 1, 1996 and expires May 31, 1997.

      The Company does not own production studios or warehouses, sound stages, music studios or any other related production facilities. As such, the Company does not have the fixed payroll, overhead and other operating costs associated with ownership and operation of such production facilities.


Item 3 - Legal Proceedings

      The Company and its former executive officers and directors were defendants in a class action lawsuit which commenced in the United States District Court for the Eastern District of Pennsylvania. The action was commenced on July 8, 1993, certified as a class action on September 8, 1994, and alleged fraud and various violations of securities laws in connection with the Company's public disclosures during the period preceding and through the theatrical release of the film Happily Ever After. The Company's motion for a change of venue from Philadelphia to the Western District of Texas was granted on January 31, 1995. The class incorporates all persons who acquired the Company's Common Stock between March 9, 1993 and June 2, 1993, inclusive. On June 30, 1995, a second shareholder lawsuit was filed in the United States District Court for the Western District of Texas (seeking to be certified as a class action) covering the same facts as the previous shareholder suit. On December 28, 1995 the Company settled the first suit for $50,000 in cash and 4,000,000 shares of common stock, valued at $0.50/share. These amounts plus legal costs have been recorded in the 1996 statement of operations as settlement of litigation. The second class action lawsuit filed on June 30, 1995 has been dismissed by the plaintiffs based on the settlement of the previous suit.

Item 4 - Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                               Part II

Item 5 - Market for the Registrant's Common Stock and Related
Stockholder Matters

     The Company's $.005 par value Common Stock shares are traded on the NASDAQ 'Small Cap' Market System under the symbol "FNAT." The following table shows the range of reported high and low bid quotations for the Company's Common shares, for the fiscal periods indicated, as reported on the NASDAQ Regular Market System through the National Quotation Bureau and NASDAQ Monthly Reports.


                              High           Low
Fiscal 1996:

     July - September         $2.06          $0.28
     October - December       $1.69          $0.34
     January - March          $0.78          $0.19
     March - June             $0.59          $0.16


      As of October 1, 1996, the Company had 1,081 shareholders of record. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend on its Common Stock in the foreseeable future.

     The Company has previously issued 200,000 Class A Warrants and 200,000 Class B Warrants, each exercisable for one share of the Company's Common Stock at a price of $12.50 per share. There is no current active market for trading in these securities, which expired on April 1, 1996.

      On October 6, 1996 the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of Warrants from its Private Placement of 1,260,000 of the Company's common stock in December 1995. These 1,260,000 Warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1.00 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension at the same price until December 31, 1998 for no additional consideration OR an extension until December 31, 1999 at a share price of $.15 for additional consideration of $.05 per Warrant OR an extension until December 31, 2000 at a share price of $.05 for additional consideration of $.10 per Warrant.



Item 6 - Management's Discussion and Analysis

Overview

       First   National  Film  Corp.  was  founded  to  pursue   the
acquisition, distribution, and marketing of high quality entertainment properties targeted at the family market in all forms of media. The Company left the development stage and entered the operational stage in 1993 concurrent with the national theatrical release of its animated motion picture Happily Ever After and the resultant generation of revenues.

      The Company initiates the recognition of revenues from its entertainment properties when it releases them for sale into their primary and/or secondary markets. Revenue recognition often precedes revenue collection due to substantial collection cycles, which are common for the entertainment industry. Extended collection periods could adversely affect the Company's liquidity. Revenues and results of operations for any period are significantly dependent upon the public acceptance of the Company's entertainment properties and products, and, as such, may materially fluctuate from period to period, and may not be indicative of results in future periods.

      For theatrical, video, merchandising, television, and other film-related revenues, the Company uses the individual-film-forecast computation method as promulgated under Statement of Financial Accounting Standards No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. Under this method, film costs for each period are amortized in proportion to the revenue earned in the current period, relative to management's estimate of the total revenue to be realized from all markets for a given film over its commercial life. Film costs include acquisition costs, distribution costs, print and certain advertising costs, and all other related exploitation costs which benefit future periods. Management reviews its total revenue estimates for its film properties on a regular basis, which may result in changes of projections of film revenues, costs, and rate of cost amortization. Net income for any period may therefore be affected by the Company's revenue projections and amortization of film costs.

      The Company's unamortized film costs associated with Happily Ever After totaled approximately $2.7 million at June 30, 1996. To date, the Company has amortized over 74% of its total capitalized costs for this film, the majority of which have been matched against home video producer royalties earned from the Company's Republic contract.

      For future album, soundtrack, merchandising, publishing, music video, and mechanical revenues, the Company will use the accounting standards provided for in FAS 50. Under these standards, the Company will recognize license fee revenues when the earning process is complete and minimum guaranteed revenues are earned. The Company will record advance royalty payments to its recording artists as an asset when paid and as an expense when actually earned by the artists, provided it is reasonable to consider these costs will be recoupable by the Company. The cost of record masters which are reasonably considered to be recoupable will be treated as an asset of the Company. (See Financial Statements - Note 7 "Stylus Records").

Liquidity and Capital Resources

      The Company's operations were burdened by over $3.7 million of non-cash costs, approximately $1.7 million of which were amortized film and goodwill costs, with the balance made up by the issuance of stock in settlement of a class action shareholders' suit

      During its history the Company has recognized over $23.6 million in accumulated deficits, most of which should be available to be used as tax loss carryforwards. However, under Internal Revenue Code ("IRC") Section 382, Limitation on Net Operating Loss Carryforwards, the Company is somewhat limited in its annual utilization of accumulated tax losses based on certain changes in ownership. (See Financial Statements - Note 5 "Income Taxes"). A majority of the Company's deficit was incurred during the Company's development stage through May 1993, prior to the release of Happily Ever After. A significant portion of the Company's losses have been derived from non-cash costs.

      During fiscal 1996, the Company collected no cash from theatrical and home video revenues earned by its animated motion picture property Happily Ever After. As a result, the Company has not been able to internally finance its operations during the year. The Company has substantially reduced its overhead expense and believes it will be able to increase cash revenues in fiscal year 1997 via the television exploitation of Happily Ever After. (See
Item 1 "Business - General"). In addition, the Company is currently seeking to produce its first live action movie in an effort to diversify its operations and to increase its cash flow. (See Financial Statements Note 11 "Continuing Operations").

       In July 1995, the Company moved its corporate offices
to an executive suite in Chicago, Illinois and sold all of the Company's office furniture, furnishings and equipment to the former Chief Executive Officer, Milton Verret, for $600,000 to be paid in equal monthly installments commencing on July 15, 1995. In addition, Mr. Verret agreed to assume all capital and operating leases entered into by the Company prior to June 30, 1995. The Company later agreed to a discount of $50,000 on the principal of this note in exchange for an acceleration of payments. Mr. Verret satisfied the note during fiscal year 1996.

      As of June 30, 1996, the Company had approximately $157,000 in unrestricted cash and cash equivalents as compared to $75,000 at the end of fiscal 1995. The Company had $27,000 net accounts receivable and $2.7 million in film inventory at the end of fiscal 1996, as compared to zero and $4.2 million at the end of fiscal 1995, respectively. A majority of the Company's receivables and inventory balances are based on Happily Ever After sales and capitalized costs, respectively. To date, the Company has amortized over $7.8 million (or 74%) of Happily Ever After's total capitalized costs, and expects to amortize a majority of the remaining balance by 2001. (Animated films often have relatively long revenue producing lives from ancillary sources). The Company expects to generate revenues
from  Happily  Ever  After at least into fiscal 2003.   The  Company
invested approximately $14,000 in property and equipment during fiscal 1996.

The Company had approximately $3.1 million in total assets and $519,000 in total current liabilities at the end of fiscal 1996, as compared to $4.9 million and $401,000 at the end of fiscal 1995, respectively. The Company issued approximately $2.8 million of its Common Stock in fiscal 1996 as compared to $490,000 in fiscal 1995, $2 million of which was for litigation settlement and the balance substantially for cash. On October 13, 1995 the Company announced that its Board of Directors had approved a private stock offering of up to 10,000,000 shares of its par value $0.005 Common Stock at $0.50 per share. The offering was made only to a limited number of Accredited Investors (as that term is defined in the federal securities laws). The shares offered were not registered under the federal securities laws or the securities laws of any state and accordingly will not be tradable and may not be reoffered or resold in the United States unless they are subsequently registered or an applicable exemption from registration is available.

Results of Operations

      The Company incurred a net loss during the fiscal year ended June 30, 1996 of ($4.76) million or ($0.33) per share as compared to ($4.95) million or ($0.43) per share for fiscal 1995. Approximately $1.7 million of the fiscal 1996 loss was attributed to write downs of the unamortized film costs for the Company's feature film Happily Ever After, pre-production costs of Cinderella and the unamortized goodwill of Stylus Records. Almost $2.1 million of the fiscal 1996 loss was attributable to settlement of the class action litigation which commenced in 1993. These two categories in total contributed over 80% of the year's loss. From inception through fiscal 1996, the Company incurred an accumulated deficit of ($23.6) million, as compared to ($18.8) million from inception through the end of fiscal 1995. A majority of the accumulated deficit and the resultant loss per share since the Company's inception occurred during the Company's development stage prior to the theatrical release of Happily Ever After in May of 1993, which includes start-up expenses, film acquisition and marketing costs, movie prints and advertising campaigns, employment contract stock issuances for certain key management, and settlement of debts resulting from attempted earlier theatrical releases of Happily Ever After in the early 1990's. A majority of these costs were paid through the issuance of the Company's Common Stock. Management believes that most of these expenses were unusual in nature and/or amount, and does not expect a recurrence of these items at previous expense levels in future periods, although there can be no assurance.

      Comparison of Fiscal 1996 to Fiscal 1995. Total revenue increased to approximately $1,153,000 in fiscal 1996 from $806,000 in fiscal 1995 as a result of an increase in the number of home video sales recognized in 1996. Total revenue from the current and previous year were comprised primarily of royalties from sales of the Company's home video version of its Happily Ever After title.

      The Company graduated from the development stage when it commenced operations as an independent film distributor in the fourth quarter of fiscal 1993 with the national theatrical release of its film Happily Ever After in over 1,000 theaters nationwide. The Company expects to continue generating sales from secondary revenue sources for this film title over the next seven fiscal years, primarily in the home video, television, video game, merchandising, and premium sales markets, although there is no assurance that such sales will be generated. A change in management's lifetime revenue estimate for Happily Ever After made at the end of fiscal 1996 had the effect of accelerating approximately $500,000 of amortized film costs into fiscal 1996. (See Financial Statements - Note 1 "Summary of Significant Accounting Polices.")

      Direct film costs associated with revenues (including a writedown of $500,000 in fiscal 1996 and $1.8 million in fiscal
1995) totaled $1.1 million in fiscal 1996 and $2.5 million in fiscal 1995. These costs reflect an amortized portion of the total capitalized costs associated with the acquisition and marketing campaign required to bring Happily Ever After to market and position it for sales in ancillary markets. Unamortized costs related to the film totaled $2.7 million at the end of fiscal 1996 and $3.8 million at the end of fiscal 1995. (See Financial Statements - Note 3 "Film Inventory").

     Operating expenses totaled $4.7 million in fiscal 1996, up from $2.8 million in fiscal 1995. This increase was primarily attributable to the write off of Cinderella of $400,000, and an increased reserve for uncollectable receivables of $600,000 over that reserved in fiscal 1995.

      Marketing, selling and royalties expenses fell over 50% to $253,000 in fiscal 1996 from $554,000 in fiscal 1995. This decline was primarily due to the reduction of sales efforts to only include that associated with the exploitation of Happily Ever After.

     General and administrative expenses were $2.2 million in fiscal 1996 and fiscal 1995.

      The Company incurred no income tax liabilities in fiscal 1996 or 1995. The Company hopes to utilize its tax loss carryforwards of approximately $22.4 million in the future against taxable income, which would allow the Company to avoid having to pay federal income taxes against an equivalent amount of otherwise taxable income. However, there is no assurance that the Company will generate sufficient taxable income to offset any or all of its tax loss carryforwards in the statutory time frame allowed for such carryforwards. Further, the Company is limited in its annual utilization of tax loss carryforwards under IRC Section 382, Limitation on Net Operating Loss Carryforwards, based on certain changes in ownership. (See Financial Statements - Note 5 "Income Taxes").

Item 7 - Financial Statements and Supplementary Data

      The financial statements listed in the accompanying index to financial statements are filed as an attachment to this Report.

Item 8 - Disagreements on Accounting and Financial Disclosures

For fiscal year 1996, the Company engaged Crowe, Chizek and Company LLP as its independent accountants. For fiscal years 1994 and 1995, Ernst & Young LLP had served as its independent accountants. Ernst & Young LLP resigned as the Company's independent accountants on June 10, 1996. Through the date of resignation there were no reportable events or disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the financial statement for such periods. The reports of Ernst & Young LLP on the financial statements for fiscal years 1995 and 1994 contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. The Company's Board of Directors participated in and approved the decision to change independent accountants.


                              Part III

Item 9 - Directors and  Executive Officers
Directors and Executive Officers
The following table sets forth the Executive Officers and Directors of the Board for the Company, their ages, positions held with the Company and term of service as Director of the Company, as of June 30, 1996.

ame            Age    Positions Held With       Periods of Service
                      Company                   as Company Director
Stephen J.     43     President, Acting         May 1995 to Present
Denari                Chief Financial Officer,
                      Chief Operating Officer
                      and Director

Joanne K.
Fabere         39     Controller, Secretary      February 1996 to
                      and Director               Present


     Eugene Denari, Jr., age 70, served as Chairman of the Board and Chief Executive Officer from June 1995 until his resignation in February of 1996.

       All Directors serve until the next annual meeting of stockholders and the concurrent election of directors. All officers serve at the pleasure of the Board of Directors. No Director holds directorships in other reporting companies.

Business Experience of Nominees and Executive Officers

Stephen J. Denari - As President and Chief Operating Officer, Mr. Denari participates in the formulation of and is responsible for the overall operation and implementation of corporate strategy. His 20 years of business experience began with various positions at large organizations such as Coopers & Lybrand, IBM and National Semiconductor. His corporate turnaround experience began in the early 1980's, as President of Harley Davidson Finance Company and Vice President of Harley Davidson.

Joanne K. Fabere - As Controller, Ms. Fabere is involved in the day to day operations of the Company. Her 14 years of business experience range from banking, operations management, quality assurance and business process re-engineering in various organizations. Ms. Fabere has worked with Mr. Denari in his corporate turnaround efforts for several years.

Item 10 - Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid during the last
three   fiscal  years  to  the  Company's  executive  officers   and
directors.

                  Annual Compensation      Long-Term Compensation
                                   Restricted Securities
Name and            Fiscal         Stock      Underlying      All Other
Principal Position  Year   Salary  Awards     Options/SARs(#) Compensation

Eugene
Denari,Jr. CEO      1995  $30,199  $ 0         500,000(a)       0
                    1996   50,769

Stephen J.
Denari    President 1995  $14,487  $ 0         800,000(b)       0
          Chief
          Operating
          Officer & 1996  $103,846
          Acting CFO

Joanne K.
Fabere    Controller1996  $29,230  $ 0           0              0
          Company
          Secretary

NOTES:
(a) Mr. Eugene Denari, Jr. received an option to purchase 500,000 shares of Company stock in June 1995 at the exercise price of $0.40 per share which vest over a period from July 1, 1995 through July 1, 1996. This option was canceled in its entirety after his resignation from the Company in February 1996.

(b) Mr. Stephen J. Denari received an option to purchase 800,000 shares of Company stock in June 1995 at the exercise price of $0.40 per share which vested over a period from July 1, 1995 through July 1, 1996.

Options/SAR Grants in the Last Fiscal Year
The Company has one stock option plan in place: the 1993 Stock Option Plan, under which up to 3,500,000 shares may be issued. The plan authorizes the grant of incentive stock options with exercise prices no lower than the fair market value of the underlying stock on the date of the grant, and also non-qualified stock options at exercise prices no lower than par value. As of June 30, 1996, options to purchase 25,000 shares had been issued under this plan. The grant was made to a former officer of the Company in August of 1993 at an exercise price of $1.53 per share. The following table sets forth information regarding the stock option grants the Company has made to the named executive officers during fiscal 1995. None were granted during fiscal 1996.

            Number of      % of Total
            Securities     Options/SARs
            Underlying     Granted to      Exercise or   Expiration
            Options/SARs   Employees in    Base Price    Date
            Granted        Fiscal Year     ($/Share)

Name

Eugene
Denari, Jr.  500,000(a)       38%            $0.40        7/1/2006

Stephen J.
Denari       800,000(b)       62%            $0.40        7/1/2006

(a) Mr. Eugene Denari, Jr. received an option to purchase 500,000 shares of Company stock in June 1995 at the exercise price of $0.40 per share which vest over a period from July 1, 1995 through July 1, 1996. These options were not issued pursuant to the 1993 Stock Option Plan or any other plan. This option was canceled in its entirety after his resignation from the Company in February 1996. (See Note 6 - Shareholders' Equity)

(b) Mr. Stephen J. Denari received an option to purchase 800,000 shares of Company stock in June 1995 at the exercise price of $0.40 per share which vest over a period from July 1, 1995 through July 1, 1996. These options were not issued pursuant to the 1993 Stock Option Plan or any other plan.

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values.
The following table provides information about the options exercised by the named executive officers during fiscal 1996 and about unexercised stock options held by the named executive officers as of
June 30, 1996.
                                 Number of Securities
                                 Underlying Unexer-      In-the-Money
                                 cised Options/SARs      Options/SARs at
          Shares                 at Fiscal Year-End (#)  Fiscal Year-
          Acquired on   Value    Exercisable(E)/         Exercisable (E)/
Name      Exercise(#)   Ralized  Unexercisable(U)        Unexercisable(U)


Eugene
Denari, Jr.   0            0              0                     0

Stephen J.
Denari        0            0           800,000(E)               0

Item  11  -  Security  Ownership of Certain  Beneficial  Owners  and
Management
Principal Stockholders and Stock Holdings of Management
The following table sets forth as of October 1, 1996 all persons known by the Company to be a beneficial owner of more than five percent of any class of the Company's voting securities and the security ownership in the Company or its affiliates, directly or indirectly by all directors and nominees, executive officers and all directors and officers of the Company as a group. Unless otherwise stated, the nature of beneficial ownership is that of sole voting power and sole investment power.

Name and Address        Amount and         Percent
of Beneficial           Nature of          of Class(1)
Owner                   Beneficial
                        Ownership

Stephen J. Denari        800,000(2)           4.7%
600 Enterprise
Drive, Ste 109,
Oak Brook, IL
60521

Joanne K. Fabere            1,000             .01%
600 Enterprise
Drive, Ste 109,
Oak Brook, IL
60521

Officers and              801,000            4.71%
Directors as a
Group (two
people)

1 Calculated based upon 16,898,458 shares of Common Stock issued and outstanding as of the Record Date of October 1, 1996. In addition to its Common Stock, the Company had outstanding as of October 1, 1996, 1,260,000 Warrants to purchase one share of common stock, $0.005 par value each. None of the holders of the Warrants are entitled to vote, receive dividends, receive notices of meetings or to any other shareholder rights on account of the Warrants prior to exercise thereof.

2 Mr. Stephen J. Denari received an option to purchase 800,000 shares of Company stock in June 1995 at the exercise price of $0.40 per share which vest over a period from July 1, 1995 through July 1, 1996. This table includes the underlying securities for options vesting within 60 days of the Company's fiscal year end (June 30, 1996.).


Item 12 - Certain Relationships and Related Transactions
Certain Relationships and Related Transactions

For the years ended June 30, 1996 and 1995, the Company incurred and paid consulting fees of $2,000, in 1996 and interest payments of $6,571 in 1995, which were substantially to related parties
Additionally, during fiscal year 1996, Eugene Denari and Timothy Denari, father and brother of Company president Stephen Denari respectively, worked for the Company, and Eugene served on the Board of Directors. As of June 30, 1996 both Eugene and Timothy Denari had resigned all positions with the Company. An independent review of all compensation and expenses was conducted, and both parties and the Company have executed mutual releases regarding any further financial issues related to their work for the Company. (See Financial Statements Note 8 - "Related Party Transactions").

In December of 1993, the Company issued 556,881 shares of its Common Stock to Mr. Verret in payment of $587,000 of accumulated cash advances which he had made to the Company. These shares were recorded as "Redeemable Common Stock" in the Company's financial statements for the 1994 Fiscal Year, as Mr. Verret was given the option to return these shares to the Company for payment in cash of the original $587,000 obligation owed to him by the Company. In May of 1994, the Board of Directors approved the payment in cash of this obligation and in July, 1994, Mr. Verret surrendered these shares to the Company in exchange for such cash payment.

Further, in December of 1993, the Company paid Mr. Verret 191,743 shares of common stock in lieu of a balance due of $200,000 in annual salary, subject to the right of Mr. Verret to put back all or a portion of such shares, if the open market sales of such shares did not achieve payment in full of the amount owed. Mr. Verret sold 100,000 of these shares and returned the balance of 91,743 shares to the Company in July of 1994 for cancellation in exchange for Company payment of the remaining $107,471 owed on his 1993 salary, after deducting the net sales proceeds from the shares sold.

In April of 1994, the Company paid $100,000 towards its $222,000 note payable to Mr. Thomas Verret, father of the Company's then Chairman, Mr. Milton Verret. This note was originally issued in December of 1991 as final payment for the Company's acquisition of Happily Ever After. The Company paid annual interest of 12% on this note on a monthly basis. The Company paid this obligation in full in July of 1994.

The Company had a five-year employment contract with its former President, Mr. Jeffrey S. Schwaber, for his exclusive services to the Company. This contract, dated May 1, 1993, provided for an annual salary for Mr. Schwaber of $204,000. In addition, the
President was to receive 500,000 shares of Company stock in consideration for services to be rendered over the term of the contract. These shares vested as follows: 100,000 shares, which vested on September 26, 1993; 200,000 shares, to vest on April 1, 1995; and 200,000 shares to vest on April 1, 1997. The two blocks of 200,000 shares were to be forfeited if employment was terminated prior to their respective vesting dates. In November of 1994, Mr. Schwaber resigned his position as president and pursuant to another agreement with the Company, he returned 200,000 shares to the Company. Mr. Schwaber was granted the unearned 200,000 shares by the Board upon his resignation.

The  Company  also  had  a five-year employment  contract  with  its
Executive Vice President, Mr. Rick D. Busby, for his exclusive services to the Company. This contract, dated January 15, 1993, provided for escalating annual salary levels to approximately
$165,000 per year by April of 1994, with annual 6% increases thereafter through April of 1997. The Company also issued 100,000 shares of Common Stock to Mr. Busby, which are fully vested. Mr. Busby also received an option to purchase 11,500 shares of Common Stock, payable by the Company, in partial consideration for an earlier loan to the Company. Mr. Busby exercised this option in fiscal 1993. In February 1995, Mr. Busby resigned his position as the Company's Executive Vice President.

Compliance with Section 16 (a) of the Exchange Act

      The Securities Exchange Act of 1934 requires all executive officers, directors and 10% or greater shareholders to report any changes in their ownership of Company common stock to the Securities and Exchange Commission, NASDAQ and the Company. Based solely upon a review of these reports, the Company believes that during fiscal 1996 all Section 16 filing requirements were complied with except as follows: Joanne K. Fabere failed to timely file an initial report on Form 3. These filings have now been made.


                               Part IV

Item 13 - Exhibits, Financial Statements  and Reports on Form 8-K

Financial Statements and Schedules:

      See Table of Contents at the beginning of attached financial statements.

Exhibits required by Item 601 of Regulation S-B.


Exhibit  Description
No.
3.1 * Articles of Incorporation as Amended on 7/1/93 approved by shareholders on May 21, 1993 (Restated as Amended). (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report of Form 10-K for the
3.1.1    year  ended  June  30, 1993, Commission  File  No.  0-
         18866)

         Amendment of Articles of Incorporation approved on October 28, 1994.

3.2 * By-laws approved and adopted March 30, 1989. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

4.1 * Instruments Defining Rights of Security Holders, Class A and Class B Common Stock Purchase Warrants. (Incorporated by reference to the Registration Statement on Form S-18, declared effective on 9/19/89, SEC Reg. No. 33-30153-B)

10.1 * 1993 Non-Statutory Stock Option Plan, April 1, 1993. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.2 * 1993 Incentive Stock Option Plan, April 1, 1993. (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.3 * Employment Agreement with Jeffrey S. Schwaber dated March 26, 1993. (Incorporated by reference to Exhibit
         10.3 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.4 * Employment Agreement and option with Rick D. Busby dated January 15, 1993. (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.5 * Milton Verret Stock Purchase Arrangement of December 1, 1991 (Written Summary). (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.6 * Continental Capital & Equity Corp. Advertising Consulting Agreement dated March 5, 1993 and Agenda of May 11, 1993 (Incorporated by reference to Exhibit
         10.6 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.7 * Television Distribution Agreement with Technovision Industries, Inc. dated March 16, 1993 (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.8 * Letter Agreement and Amendment Agreement with Entertainment Marketing & Communications International dated February 3, 1992 and June 15, 1993, respectively (Incorporated by reference to
         Exhibit 10.8 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.9 * Agreement with American Softworks Corporation dated June 17, 1993. (Incorporated by reference to Exhibit
         10.9 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.10 * Agreement with Worldvision Enterprises Inc. dated July 16, 1993. (Incorporated by reference to Exhibit
         10.10 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.11*+ 1994 Employee Stock Purchase Plan, dated January 22, 1994 (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report of Form 10-K for the year ended June 30, 1994, Commission File No. 0-18866)

10.12* Amendments to Worldvision Enterprises Inc. Agreement, dated April 13, 1994 and May 23, 1994 (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report of Form 10-K for the year ended June 30, 1994, Commission File No. 0-18866)

10.13* Stylus Records Inc. subsidiary Founder's Agreement dated April 15, 1994 (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report of Form 10-K for the year ended June 30, 1994, Commission File No. 0-18866)

10.14* Replacement Television Program Distribution Agreement with Technovision Industries, Inc. dated June 10, 1994 (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report of Form 10-K for the year ended June 30, 1994, Commission File No. 0-18866)

10.15*+ Employment Agreement with Stephen J. Denari dated May 10, 1995. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report of Form 10-K for the year ended June 30, 1995, Commission File No. 0-18866)

10.16*+ Non-Qualified Stock Option Grant Agreement with Eugene E. Denari, Jr. dated June 26, 1995. (Incorporated by reference to Exhibit 10.16 of the Company's Annual Report of Form 10-K for the year ended June 30, 1995, Commission File No. 0-18866)

10.17*+ Non-Qualified Stock Option Grant Agreement with Stephen J. Denari dated June 26, 1995.
         (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report of Form 10-K for the year ended June 30, 1995, Commission File No. 0-18866)

10.18*   Promissory Note from Milton J. Verret dated  July  14,
         1995.
         (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report of Form 10-K for the year ended June 30, 1995, Commission File No. 0-18866)

10.19* Distribution Agreement with SeaGull Entertainment , Inc. dated October 4, 1995.
         (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report of Form 10-K for the year ended June 30, 1995, Commission File No. 0-18866)

10.20* Amendment to Promissory Note and Collateral Agreement with Milton Verret, dated July 14, 1995. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report of Form 10-K for the year ended June 30, 1995, Commission File No. 0-18866)

10.21    Option  Agreement with Vivienne Crowe dated  September
         14, 1996.

16.1* Letter from former accountant regarding concurrence with registrant's statements in report regarding dismissal as registrant's principal accountant, dated June 30, 1994 (Incorporated by reference to Exhibit
         16.1 of the Company's Annual Report of Form 10-K for the year ended June 30, 1994, Commission File No. 0-18866)

21.1* Subsidiaries of the Registrant, as amended on April 15, 1994 (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report of Form 10-K for the year ended June 30, 1994, Commission File No. 0-18866)

* Previously filed with the Commission.
+ Constitutes agreement or plan relating to employment or employee benefits.

Reports on Form 8-K during the last quarter

On April 16, 1996, the Company filed on Form 8-K, that on April 2, 1996 the Company had announced that it and the owners of Video Tyme, Inc. of Las Vegas mutually terminated their agreement. Based on this event, no assets or liabilities or results of operations related to this acquisition had been recorded in the Company's financial statements for the quarter ended December 31, 1995.

On May 21, 1996 the Company filed on Form 8-K, that on May 3, 1996 Eugene E. Denari, Jr., former Chief Executive Officer, revised his resignation agreement with the Company, and on May 7, 1996, the Company accepted his revised agreement.

On June 17, 1996, the Company filed on Form 8-K, that on June 10, 1996, the Company received notification that its independent auditor, Ernst & Young LLP was resigning as independent auditor. In connection with the audit of the Company's financial statement for each of the two fiscal years ended June 30, 1994 and 1995, and in the subsequent interim periods, there were no disagrements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report.


                             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 15, 1996

                              FIRST NATIONAL ENTERTAINMENT CORP.



                              By:/s/ Stephen J. Denari
                                      President







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                 Title                   Date


/S/ Stephen J. Denari     Director, President,
                          Chief Operating Officer,
                          Acting Chief Financial
                          Officer
                                                    October 15, 1996

/S/ Joanne K. Fabere      Controller,
                          Secretary
                                                    October 15, 1996


                            EXHIBIT INDEX



Exhibit No.  Description                        Comment


3.1 *         Articles of Incorporation, as      Restated as Amended
              amended
3.1.1         Articles of Amendment to the       Adopted October 28,1994
              Articles of Incorporation          (Filed concurrently)
3.2 *         By-Laws                            By-laws see Note 1

4.1***        Instruments Defining Rights of     Class A & B Warrants
              Security Holders
10.1 *        Non-Statutory Stock Option Plan    April 1, 1993
10.2 *        Incentive Stock Option Plan        April 1, 1993
10.3 *        Employment Agreement with  Jeffrey March 26, 1993
              Schwaber
10.4 *        Employment Agreement with Rick
              Busby                              January 15, 1993
10.5 *        Stock Purchase Agreement with
              Milton Verret                      December 1, 1991
10.6 *        Continental Capital & Equity
              Agreement                          March  5, 1993 and Addenda
                                                 May 11, 1993

10.7 *       Technovision Agreement              March 16,1993

10.8 *       Entertainment Marketing &
             Communications Agreement           February 3, 1992 & June 15
                                                1993
10.9 *       American Softworks Agreement       June 17, 1993
10.10*       Worldvision Agreement              July 16, 1993
10.11**      Employee Stock Purchase Plan       January 22, 1994
10.12**      Worldvision Agreement as amended   April 13, 1994 and May 23,
                                                1994
10.13**      Stylus Records Founders Agreement  April 15, 1994

10.14**      Technovision Agreement as amended  June 10, 1994

10.15****    Employment Agreement with  Stephen May 10,1995(Filed
             J. Denari                          concurrently)
10.16****    Non-Qualified Stock  Option  Grant
             Agreement with Eugene E. Denari, Jr.June 26,1995 (Filed
                                                  concurrently)
10.17****    Non-Qualified Stock Option Grant
             Agreement with Stephen J. Denari    June 26, 1995 (Filed
                                                  concurrently)
10.18****    Promissory Note from Milton J.      July 14, 1995(Filed
             Verret                               concurrently)
10.19****    Distribution Agreement with
             SeaGull Entertainment , Inc.        October 4, 1995(Filed)
                                                 concurrently
10.20****    Amendment to Promissory Note
             and Collateral  Agreement with
             Milton Verret                       July 14, 1995

10.21        Option agreement with Viviene Crowe  September 14, 1996

16.1**       Letter from previous auditor         June 30, 1994

21.1**       Subsidiaries of the Registrant,
             as Amended                           Restated as amended

* Incorporated by reference to Annual Report on Form 10-KSB-A1 filed on November 18, 1993.

**Incorporated by reference to Annual Report on Form 10-KSB-A1 filed on September 27, 1994.

***Incorporated by reference to the Registration Statement on Form S-18, declared effective on 9/19/89, SEC Reg. No. 33-30153-B

**** Incorporated by reference to Annual Report on Form 10-KSB filed on October 28, 1995.



             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page


Reports of Independent                                      F1
Auditors..................................................
 ......................................................


Consolidated Balance Sheet as of June 30, 1996 and          F2 -F3
1995......................................................


Consolidated Statements of Operations for the years ended
June 30, 1996 and                                           F4
1995......................................................



Consolidated Statements of Cash Flows for Each of the Two
Years Ended                                                 F5
June 30,1996 and 1995....................................


Consolidated Statements of Shareholders' Equity for each
of the Two Years Ended June 30, 1996 and 1995
 ........................................................... F6


Notes to the Consolidated Financial                         F7-F19
Statements................................................











                   REPORT OF INDEPENDENT AUDITORS



   The Board of Directors
   First National Entertainment Corp.

   We have audited the accompanying consolidated balance sheet of First National Entertainment Corp., as of June 30, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Entertainment Corp., at June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations and has liabilities substantially in excess of current assets that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in note 11. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.


                              /s/ Crowe, Chizek and Company LLP


   Oak Brook, Illinois
   October 14, 1996           Crowe, Chizek and Company LLP





                                                                F-1





                   Report of Independent Auditors

The Board of Directors
First National Entertainment Corporation and Subsidiaries

We have audited the consolidated balance sheet of First National Entertainment Corporation and Subsidiaries as of June 30, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First National Entertainment Corporation and Subsidiaries at June 30, 1995 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



October 12, 1995                        /s/ Ernst & Young LLP
Austin, Texas


                                        Ernst & Young LLP


FIRST NATIONAL ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEET



June 30,                               1996               1995


ASSETS

Current Assets
  Cash                                $156,993         $75,248
  Accounts receivable,
  net of allowance for doubtful
  accounts of $1,601,942 (1996)
  and $567,246 (1995)                   26,945               0
  Film inventory                             0         405,987
  Other                                  9,514          10,720

Total Current Assets                   193,452         491,955


Property and equipment, net             42,064         135,870

Other Assets
  Film inventory, net of accumulated
  amortization of $7,862,101 (1996)
   and $6,722,101 (1995)             2,700,000       3,840,000
  Intangible assets, net of
  accumulated amortization of
  $106,904 (1996) and
  $131,489 (1995) and other            145,174         425,719

Total Other Assets                   2,845,174       4,265,719



TOTAL ASSETS                        $3,080,690      $4,893,544


See accompanying notes to consolidated financial statements








                                                   F-2
FIRST NATIONAL ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEET


June 30,                       1996               1995


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable             $273,285         $216,181
  Accrued expenses              225,041          151,978
  Obligations under capital
   leases                        21,081           33,754


Total Current Liabilities       519,407          401,913


Shareholders' Equity
  Preferred stock,
  $.0001 par value,
  authorized 10,000,000 shares,
  no shares issued and
  outstanding                        --               --

  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
  1996,  16,898,458 shares, and
  1995,  11,293,631 shares        84,495          56,468

  Paid in capital             26,090,608      23,285,049
  Accumulated deficit        (23,613,820)    (18,849,886)


Total Shareholders' Equity     2,561,283       4,491,631



TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY        $3,080,690      $4,893,544




See accompanying notes to consolidated financial
statements                                   F-3


FIRST NATIONAL ENTERTAINMENT CORP. CONSOLIDATED
STATEMENTS OF OPERATIONS

For the years ended June 30,            1996            1995

TOTAL REVENUES                     $1,153,542        $806,324

COST OF REVENUES
  Amortization of film costs        1,140,000       2,481,430


GROSS PROFIT (LOSS)                    13,542      (1,675,106)


 OPERATING EXPENSES
  Marketing, selling  & royalties     253,158         554,300
  General and administrative        2,219,111       2,200,117
  Gain on sale of furniture
   and equipment                     (427,860)
  Settlement of litigation          2,081,040          72,000
  Write-off film inventory            405,987             ---
  Write-off and amortization
   of goodwill                        225,000          60,000


TOTAL OPERATING EXPENSES            4,756,436       2,886,417


OPERATING LOSS                     (4,742,894)     (4,561,523)


OTHER (EXPENSE)                       (21,040)       (385,384)


NET LOSS                          $(4,763,934)    $(4,946,907)


NET LOSS PER SHARE                     $ (.33)        $ (.43)



Weighted average shares outstanding14,314,317      11,372,741


See accompanying notes to consolidated financial statements
                                                                  F-4

FIRST NATIONAL ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended June 30,                 1996             1995

Cash Flows From Operating Activities
    Net loss                          $(4,763,934)      $(4,946,907)
    Adjustments to reconcile net
    loss to net cash (used in)
    operating activities:
    Gain on sale of furniture
     and equipment                       (427,860)

    Amortization of film costs          1,140,000         2,481,430
    Stock issued for services
    and compensation, net                   3,667           395,230
    Provision for doubtful accounts     1,126,097
    Other amortization  and depreciation  279,880         1,190,915
    Decrease (increase) in accounts
     receivable                        (1,153,042)          350,610
    Increase (decrease) in accounts
     payable                               57,103           (95,223)
    Changes in other assets &
     liabilities, net                     472,633          (691,738)
    Issuance of common stock in
     settlement of class action
     lawsuit                            2,000,000
Net Cash (Used in) Operating
   Activities:                         (1,265,456)       (1,315,683)

Cash Flows From Investing Activities

Proceeds from sale of equipment           531,387
Acquisition of property and equipment     (14,186)         (27,330)

Net Cash Provided by (Used in)
   Investing Activities:                  517,201          (27,330)

Cash Flows From Financing Activities

Repayments to Officers                                    (140,794)
Note payable repayments                                   (122,000)
Redemption of redeemable common stock                     (587,000)
Redemption of common stock                                 (91,743)
Issuance of common stock                 830,000             9,464

Net Cash Provided by (Used in)
  Financing Activities:                  830,000          (932,073)

Net Increase (Decrease) in Cash           81,745        (2,275,086)

Cash  - Beginning of Year                 75,248         2,350,334

Cash - End of Year                      $156,993           $75,248


See accompanying notes to consolidated financial statements

                                                          F-5






FIRST NATIONAL ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            Common Stock    Additional
            Number of       Paid-In    Unearned       Accumlated
            Shares  Amount  Capital    Compensation   (Deficit)       TOTAL

Balance
at June 30,
1994       11,178,620 $55,893 $23,913,673 $(1,281,250) $(13,902,979)$8,785,337
Issuance of
Common Stock
for employee
compensation,
services,and
professional
fees, net     369,058   1,846    393,384                               395,230

Issuance of
Common Stock   19,801      99      9,365                                 9,464

Conversion
of Redeemable
Common Stock
to Common
Stock          17,895      89     84,911                                85,000

Cancellation
of Common
Stock pursuant
to return
by former
Chairman      (91,743)   (459)   (91,284)                             (91,743)

Cancellation
of Common
Stock pursuant
to return by
President    (200,000)  (1,000)(1,025,000)                         (1,026,000)

Amortization
ofunearned
compensation                               1,281,250                1,281,250

Net Loss                                               (4,946,907) (4,946,907)

Balance
at June 30,
1995       11,293,631  $56,468 $23,285,049        $0 $(18,849,886)  $4,491,631

Issuance of
Common Stock
for employee
compensation,
services,and
professional
fees, net       4,365       22      3,645                                3,667

Issuance of
Common
Stock       1,617,143    8,086    821,914                              830,000

Issuance of
Common
Stockin
settlement
of class
action
lawsuit    4,000,000    20,000   1,980,000                           2,000,000

Cancellation
of Common
Stock
pursuant to
return by
former
Chairman     (16,681)     (81)                                            (81)

Net Loss                                               (4,763,934) (4,763,934)

Balance
at
June 30,
1996      16,898,458   $84,495  $26,090,608      $0  $(23,613,820)  $2,561,283

See accompanying notes to consolidated financial statements.
                                                            F-6
FIRST NATIONAL ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of First National Entertainment Corp. (a Colorado corporation) and its subsidiaries First National Film Corp. - California and Stylus Records (collectively referred to as the "Company"). As of June 30, 1996, there were nominal assets and liabilities in the Company's First National Film Corp. - California subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The   Company's  primary  business  activity  has  been  the
acquisition, distribution and marketing of high quality entertainment properties targeted at the family market in film and other media.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accpeted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
Revenue from the exhibition and sales of Company film entertainment properties are recorded when earned, based on the Company's rights under various exhibition/distribution agreements. Revenues from theatrical properties are recorded when exhibited, based on a percentage of box office receipts. Revenues from home video producer royalties are recorded based on reported sales and collections by the Company's distributor(s), which is currently Republic
Pictures. (See Note 2 - Accounts Receivable). Revenues from television, merchandising, and other related markets for the Company's film entertainment properties are recorded when the properties are released for sale in these media, subject to acceptance, collectibility, and other criteria.

The Company's revenues for fiscal years 1996 and 1995 were comprised of producer participation royalties accrued from its video distribution partner Republic Pictures for home video sales of the Company's animated motion picture property Happily Ever After.

Cost Recognition
Costs associated with the Company's entertainment properties are generally recognized consistent with associated revenues. Under Statement of Financial Accounting Standards No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films, the Company amortizes film costs for each period in proportion to the revenue recognized in the current period, relative to management's estimate of the total revenue to be realized from all markets for a given film property over its commercial life. Amortized film costs include acquisition, distribution, print, advertising, marketing, and certain other costs that benefit a property over its entire revenue-producing life. (Certain local advertising, marketing costs, and direct theatrical costs for a property are immediately expensed in the period of theatrical exhibition.)

Management reviews its revenue projections for film properties on a regular basis, which may result in changes of projected film revenues, costs, and rate of cost amortization, which can have a material effect on income for any current and/or future period. Estimated losses from a property, if any, are provided for currently.

F-7
FIRST NATIONAL ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)


Income Taxes

The Company accounts for income taxes using the deferred asset and liability method as required by Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting For Income Taxes. This method was adopted by the Company effective July 1, 1993. Deferred income taxes are provided as temporary differences arise between the basis of assets and liabilities for financial reporting and income tax reporting.

Earnings/(Loss) Per Share

Earnings/(Loss) per common share is computed by dividing the net income/(loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used in the per share computations was 14,314,317 for 1996 and 11,372,741 for 1995. Since the Company has experienced net operating losses, the outstanding options and warrants to purchase common stock have an anti-dilutive effect. Therefore, options and warrants were not included in the earnings/(loss) per share calculation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all investments with maturities of three months or less, when purchased, to be cash equivalents.

Accounts Receivable

Accounts receivable consists of committed receivables from customers and estimated accrued revenues based on distributor accounts receivable from shipped but uncollected entertainment property revenues. Accounts receivable include an allowance for doubtful accounts, which is based on management's estimate of potentially uncollectible accounts.

Film Inventory

Film inventory consists of certain capitalized costs for the acquisition, production, and exploitation of entertainment properties. Inventory is stated at the lower of unamortized cost or estimated net realizable value for each property. In accordance with Statement of Financial Accounting Standards No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films, the Company amortizes its film costs using the "individual film forecast method," which requires that cost amortization relate film costs to the estimated total gross revenues from all lifetime sources on an individual film basis. Amortization of film costs begins when a film property is released into its primary market and revenue generation has begun. Unamortized costs remain as inventory on the balance sheet, with capitalized costs for the property's initial (primary) market recorded as current inventory, and capitalized costs associated with secondary markets recorded as non-current inventory.
                                                         F-8

FIRST NATIONAL ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)


Intangible Assets

Intangible assets, which includes goodwill of $300,000 in 1995, and organizational costs of $252,000 are amortized over 60 months using the straight line method. The carrying value of goodwill is reviewed annually to determine if the facts and circumstances suggests that it may be impaired (See Note 7).

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years. Leasehold improvements are amortized over the useful lives of the improvements or the term of the lease, whichever is shorter. Capital lease assets are amortized over their estimated useful lives, and amortization is included in depreciation expense. Ordinary maintenance and repairs are expensed as incurred.


NOTE 2  ACCOUNTS RECEIVABLE


On August 16, 1994 the Company received an accounting statement from Republic Pictures ("Republic"), its film distributor, that reported video sales and collection results for Happily Ever After through June 30, 1994. This statement reflected a lower producer royalty payment than the Company had anticipated because of certain assumptions, used by Republic in the accounting statement, that the Company believes were inconsistent with its distribution agreement with Republic. The Company communicated these issues to Republic and conducted a comprehensive third-party special audit of all reported video results. Republic subsequently agreed to revise the August 16, 1994 accounting statement for the number of videos shipped, and on September 26, 1994 delivered payment to the Company for this revised accounting statement, plus interest. However, according to the special auditor's report, Republic owes the Company a producer's bonus of 5% of the first one million units sold, which approximates $256,000, in addition to amounts owed the Company for foreign currency adjustments and excess units held in reserve of $184,000. In 1996, Republic reported units sold of 389,000 units but, because of certain cost assumptions used by Republic in submitting its accounting for these sold units, informed the Company that they have no liability for producer royalty payments. The Company maintains that under the terms of the Distributor Agreement they are entitled to a specific amount for each unit sold or approximately $1,150,000 for 1996. The Company intends to vigorously pursue collection efforts with respect to these receivables, however, due to the uncertainty of the results of the collection efforts, the Company has provided an allowance for the entire outstanding amount due at June 30, 1996.

During the third quarter of fiscal 1995 the Company shared in the net profits from the sale of approximately 15,000 Happily Ever After video games manufactured and distributed by American Softworks Corporation ("ASC"). The Company recorded a receivable from ASC for $175,000 (less the amount paid by ASC) representing advances made to ASC for the developing of the video game. ASC disputed amounts owed under the contract. The amount of net receivables (after costs of collection) due from American Softworks Corporation at June 30, 1996, in the amount of $26,945, represents the agreed upon settlement between the parties.
                                                         F-9
FIRST NATIONAL ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 2  ACCOUNTS RECEIVABLE (continued)



The   activity  in  the  Company's  allowance  for  doubtful
accounts for the periods ended June 30, 1996 and 1995 is  as follows:
                     Balance at  Charged to                  Balance
                     Beginning   Costs & Expenses            at End of
For the Period       of Period                    Deductions Period
Ended

June 30, 1995        $90,000     $477,246               $0      $567,246
June 30, 1996        567,246    1,126,097           91,401     1,601,942



NOTE 3  FILM INVENTORY


The Company's film inventory is summarized as follows:

                                               1996         1995

Development costs for Cinderella
allocated to the primary market
and recorded as a current asset             $             $  405,987

Unamortized film costs for
Happily  Ever After allocated to
the secondary market and recorded
as a non-current asset                        2,700,000    3,840,000


 Total Film Inventory                        $2,700,000    4,245,987
                                                ========    ========

Amortization of capitalized film property costs is computed using the individual-film-forecast computation method as promulgated under Statement of Financial Accounting Standards No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. The Company expects to amortize the remaining unamortized film costs for its Happily Ever After property over the next five years. Market conditions could alter this accounting estimate and the Company's annual computation of net realizable value could result in unamortized costs being charged to operations over a shorter time frame.

During fiscal year 1996, the Company evaluated the potential future marketability of its film version of the Nigel Miles-Thomas stage production of Cinderella. Based upon difficulities in securing satisfactory songwriting and financing, as well as the production of competitive properties by major Hollywood studios, the Company has decided to abandon its effort to produce this version of Cinderella. Accordingly the previously deferred development and preproduction costs have been charged against 1996 income.
                                                        F-10
FIRST NATIONAL ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 4  PROPERTY AND EQUIPMENT


Property and equipment at June 30, 1996 and 1995, consisted of the following:

                                          1996            1995

Office equipment                       $ 12,610         $98,910
Furniture and fixtures                    1,575          58,609
Leasehold improvements                        0          26,830
Capital Leases                           41,994          41,994
                                         56,179         226,343

Less accumulated depreciation            14,115          90,473

Net Property and Equipment              $42,064        $135,870


In July 1995, the Company moved its corporate offices to an executive suite in Chicago, Illinois and sold all of the Company's office furniture, furnishings and equipment to the former Chief Executive Officer, Milton Verret, for $600,000 to be paid in equal monthly installments commencing on July 15, 1995. In addition, Mr. Verret agreed to assume all capital and operating leases entered into by the Company prior to June 30, 1995. The Company later agreed to a discount of $50,000 on the principal of this note in exchange for an acceleration of payments. Mr. Verret satisfied the note during fiscal year 1996.




NOTE 5  INCOME TAXES


In 1993, the Company adopted SFAS 109 which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns.

The Company had cumulative net operating loss carryforwards of approximately $22.4 million and $17.6 million at June 30, 1996 and 1995, respectively, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.

Due to changes in the Company's ownership, the annual utilization of the net operating loss carryforwards arising prior to the ownership changes may be limited. Generally, the amount of those carryforwards available for annual utilization is based on the value of the Company at the time of the ownership change, multiplied by a rate specified by the Internal Revenue Service.

                                                        F-11

FIRST NATIONAL ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 5  INCOME TAXES (continued)


Significant   components   of  deferred   tax   assets   and
liabilities at June 30, 1996 and 1995, are as follows:


                                         1996               1995
Deferred tax assets:
  Net operating loss carryforwards     $7,750,000        $6,025,000

     Reserves and allowances              375,000           300,000
                                        8,125,000         6,325,000

Valuation allowance                     8,125,000         6,325,000

Net deferred taxes                     $     ---          $     ---
                                      ===========        ==========


A valuation allowance has been established by the Company due to the uncertainties of the realization of deferred tax assets based on the Company's prior history of tax losses. The valuation reserve increased approximately $1.8 million in 1996 due to the increase in net deferred tax assets. Management will continue to re-evaluate the appropriateness of the valuation allowance in future years.

There  were  no income tax payments in the years ended  1996 and 1995.



NOTE 6  SHAREHOLDERS' EQUITY


Preferred Stock - The Company has authorized the issuance of 10,000,000 shares of $.0001 par value Preferred Stock. At
June 30, 1996, the Company had not issued any preferred shares.

Common Stock - The Company issued 4365 shares in 1996 and
369,058 shares during 1995 for employee compensation, contractual services, and professional fees valued at $3,667 and $395,230, respectively.

In the second quarter of 1996December of 1995, the Company initiated an equity restructuring program in which the Company issued 1,260,000 shares of its common stock (par value $.005) along with warrants to purchase an additional 1,260,000 shares of its common stock (par value $.005) at $1.00/share. for Total proceeds from the offering amounted to $830,000. All of the warrants were to expire on December 15, 1997. (See Note 12 "Subsequent Events")


                                                        F-12
FIRST NATIONAL ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 6  SHAREHOLDERS' EQUITY (continued)


Rentrak, Inc., of Portland, Oregon, is a large distributor of video cassettes on a pay per view basis nationally. On December 22, 1995, the Company and Rentrak entered into a 10 year Agreement whereby Rentrak purchased 357,143 shares of common stock for $200,000. Rentrak has also agreed to buy an additional $10,000 of common stock for each new non-Rentrak video store acquired by the Company.

On December 28, 1995 the Company issued 4,000,000 shares of common stock as part of the settlement of a class action lawsuit. (Note 9 "Settlement of Legal Matters".)

Unearned Compensation - At June 30, 1994, the Company had ($1,281,250) of unearned compensation recorded in its financial statements. This balance represented the unamortized portion of a 500,000 share stock grant given to the Company's then President, Mr. Schwaber, in May 1993 when he joined the Company (this grant was valued at $2,562,500 on the date of grant). These shares were to vest to Mr. Schwaber over the term of his five-year employment agreement with the Company, and the Company recognized a portion as compensation expense each period, with the unamortized balance remaining on the balance sheet as a contra-equity account for future amortization. In November 1994, Mr. Schwaber resigned as President of the Company. As a result the Company has written off the remaining unamortized balance and has received and canceled 200,000 of the shares originally issued.

Stock Options - On May 21, 1993, shareholders approved an incentive stock plan which reserved 3,500,000 shares of the Company's Common Stock for issuance under the 1993 Incentive Stock Option Plan ("ISO") and the 1993 Non-Qualified Stock Option Plan ("NQSO") (collectively referred to as the "1993 Plan"). The 1993 Plan provides incentives to officers, directors, employees, consultants and advisors in the form of stock options, subject to certain restrictions. The Company's Board of Directors determines the granting of options under the 1993 plan, including the exercise period, contingencies, vesting periods and employee qualifications. Options to be issued under the ISO are intended to qualify as "incentive stock options" under section 422 of the 1986 Internal Revenue Code (the "Code"), as amended. Options granted under the NQSO are subject to fewer restrictions than the ISO and are considered "Non-statutory Stock Options" as defined in the Code. As of June 30, 1996, 25,000 option shares had been issued under this Plan. The 25,000 options were issued in August, 1993 at the exercise price of $1.53 per share. All of the outstanding options were exercisable at June 30, 1996. No options were exercised during the fiscal years ended June 30, 1996 and 1995.

                                                        F-13
FIRST NATIONAL ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 6  SHAREHOLDERS' EQUITY (continued)


On May 10, 1995, the Company hired Stephen J. Denari as President and Director and promoted Eugene E. Denari, Jr. (father of Stephen) to the position of Senior Vice President and Director. On June 28, 1995, Eugene Denari, Jr. replaced Milton Verret as Chief Executive Officer. On June 26, 1995, the Board approved a stock option grant for 800,000 and 500,000 shares of the Company's Common Stock at an option price of $0.40 per share (the then current market value) to Stephen Denari and Eugene Denari, Jr., respectively. These options may be exercised in accordance with a vesting schedule which extends over a five quarter period. One fifth of the options are exercisable each quarter beginning July 1, 1995 until July 1, 1996 at which time all options are vested and exercisable. During fiscal year 1996, Eugene Denari resigned from the Company and its Board; as a part of his resignation settlement, the stock option grant covering 500,000 shares previously granted was entirely canceled. No options were exercised during the fiscal year ended June 30, 1996.


Employee Stock Purchase Plan - The Company implemented an Employee Stock Purchase Plan in 1994 which permits substantially all employees to acquire Company Common Stock. Participating employees may acquire stock at the end of each six-month period (June 30 and December 31 of each year) at a purchase price of 85% of the lower of fair market value at the beginning or end of the period. Employees may designate up to 10% of their base compensation for the purchase of stock under this plan. There are no charges to income in connection with this plan.



NOTE 7  STYLUS RECORDS


In April 1994, the Company acquired a majority ownership in Stylus Records, a Delaware Corporation, for 160,000 shares of Common Stock and the assumption of $105,000 in liabilities. The Founder's Agreement calls for the Company to guarantee certain stock values for 60,000 of these issued shares relative to their market price as of March 31, 1996. The Company has the option to issue additional shares to the extent of any differences between the market price and the guarantee price. The shares issued for this acquisition, including the price guarantees, have been valued at $375,000. The Company maintains an 80% ownership in Stylus, with its investment partners Lewin & Rosenthal and Frontline Records maintaining 15% and 5% ownership interests, respectively. The purchase method of accounting was used to record this acquisition. The initial investment included $300,000 of goodwill and $252,078 organizational costs, which are being amortized on the straight line method over five years. At June 30, 1996, the Company evaluated the underlying value of goodwill and the appropriateness of amortizing this asset over future periods. Based upon this evaluation, the Company has determined that the original basis for carrying goodwill has diminished and therefore there is no basis for carrying this asset forward to future years. Accordingly, the unamortized balance of $225,000 was charged against 1996 income.

                                                        F-14
FIRST NATIONAL ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 7  STYLUS RECORDS (continued)


Through June 30, 1995, the Company advanced approximately $308,000 for the promotion and record production of its foundation artist, Ms. Della Miles which represents advance royalties to Ms. Miles and are recoupable from any advances and/or future royalties earned for the Company by Ms. Miles. During fiscal year 1995, Ms. Miles informed the Company, that she disputes the entire amount of advance royalties and believes her contract has been breached by the Company rendering it void. In accordance with SFAS No. 50, the advance royalties have been expensed.




NOTE 8  RELATED PARTY TRANSACTIONS


In July 1994 the Company repaid all outstanding obligations to its former Chairman, Mr. Verret totaling $140,794 which was for advances made to the Company in 1994. In addition, the Company redeemed 648,624 shares of Common Stock for $678,743 which had previously been issued to Mr. Verret in consideration for the repayment of past advances and unpaid salary.

The Company also repaid the remaining $122,000 balance, plus interest, on its outstanding note payable to a related party in July 1994.

For the years ended June 30, 1996 and 1995, the Company incurred and paid consulting fees of $2,000, in 1996 and interest payments of $6,571 in 1995, which were substantially to related parties Additionally, during fiscal year 1996, Eugene Denari and Timothy Denari, father and brother of Company president Stephen Denari respectively, worked for the Company, and Eugene served on the Board of Directors. As of June 30, 1996 both Eugene and Timothy Denari had resigned all positions with the Company. An independent review of all compensation and expenses was conducted, and both parties and the Company have executed mutual releases regarding any further financial issues related to their work for the Company.




NOTE 9  SETTLEMENT OF LEGAL MATTERS


On June 27, 1995 the Securities and Exchange Commission Division of Enforcement filed a complaint against the Company, its former CEO and several of its former officers and employees. The suit was the result of an informal investigation which commenced in fiscal year 1994 and alleged, among other things, that between the fall of 1992 and June 1993, First National and certain individual members then in management disseminated materially false and misleading information to the public regarding projections of revenue that the Company would earn from the release of the animated film Happily Ever After.

                                                        F-15
FIRST NATIONAL ENTERTAINMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 9  SETTLEMENT OF LEGAL MATTERS (continued)


The Company entered into an agreement with the SEC to settle the suit on June 27, 1995. As part of the settlement, Milton J. Verret agreed to resign as the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board and is prohibited from attempting to influence First National's management or shareholders in the nomination of directors or other corporate matters during the pendency of the litigation against him. In addition, Mr. Verret agreed to vote his First National Entertainment Corp. Common Stock in proportion to the votes cast by the Company's other shareholders. As a result of the SEC investigation which began in November, 1994, Jeffrey Schwaber resigned as President (even though he was not implicated by the SEC), and Ricky D. Busby and Michael Swingler resigned as officers and directors. On May 10, 1995 the Company hired Stephen J. Denari as President and Director and promoted Eugene E. Denari, Jr. (father of Stephen) to the position of Senior Vice President and Director and on June 27, 1995, Eugene E. Denari, Jr. replaced Mr. Verret as Chief Executive Officer, who resigned as an officer and director.

Pursuant to the terms of the settlement, the Company, without admitting or denying the allegations of the complaint, consented to the entry by the court of a final judgment of permanent injunction against it for the securities law violations alleged in the complaint. The Company also agreed to cooperate with the SEC in connection with any discovery request made by the SEC in its ongoing litigation against the individual defendants.

Class Action Lawsuit - The Company and its former executive officers and directors were defendants in a class action lawsuit which commenced in the United States District Court for the Eastern District of Pennsylvania. The action was commenced on July 8, 1993, certified as a class action on September 8, 1994, and alleged fraud and various violations of securities laws in connection with the Company's public disclosures during the period preceding and through the theatrical release of the film Happily Ever After. The Company's motion for a change of venue from Philadelphia to the Western District of Texas was granted on January 31, 1995. The class incorporates all persons who acquired the Company's Common Stock between March 9, 1993 and June 2, 1993, inclusive. On June 30, 1995, a second shareholder lawsuit was filed in the United States District Court for the Western District of Texas (seeking to be certified as a class action) covering the same facts as the previous shareholder suit. On December 28, 1995 the Company settled the first suit for $50,000 in cash and 4,000,000 shares of common stock, valued at $0.50/share. These amounts plus legal costs have been recorded in the 1996 statement of operations as settlement of litigation. The second class action lawsuit filed on June 30, 1995 has been dismissed by the plaintiffs based on the settlement of the previous suit.

                                                        F-16
 FIRST NATIONAL ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 10  COMMITMENTS AND CONTINGENCIES


The Company received notice from the Screen Actors Guild that supplemental residuals of 4.5% of the first $1,000,000 and 5.4% of all remaining gross producer receipts are due them. The Company's entertainment counsel is researching the matter to determine if the Company has a liability related to this matter. As of the date of this filing there has been no determination and the Company believes that, if any residuals are due, they should be the responsibility of Lou Scheimer and Filmation (the original producer of the film) or its succesor in interest.


Contingent Liabilities Against Future Revenues - The Company has agreed to pay compensation to various parties based on gross revenues from the film Happily Ever After as follows:

   Mr.  Lou Scheimer, creator and original owner of  Happily
Ever After

     Home Video - Forty cents ($.40) for each video cassette
unit   sold,   up   to   two  million   units;   thereafter,
twenty-five cents ($.25) for each additional home video unit sold in excess of two million units;

     Video Disc - 15% of producer's gross;

      Merchandising - 45% of gross revenue received by the Company after deductions of licensing commissions and fees.


   Technovision Industries Inc., marketing consultant for Happily Ever After
     Home Video - 5% of net Company collection proceeds from Republic, after partial deductions for Scheimer royalties


  American Softworks Corp. for Happily Ever After
     Video  Games - 50% of net proceeds to the Company after
     deductions    for    manufacturing,   marketing,    and
     distribution by the distributor.














                                                        F-17

FIRST NATIONAL ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 11  CONTINUING OPERATIONS


The Company has historically incurred operating losses, and to date has an accumulated deficit of approximately $23.6 million. Since new management was installed at the end of fiscal year 1995, the Company has substantially reduced its operating overhead by reducing full time staff from 14 permanent and 15 temporary employees to 3 full time professional staff at the end of fiscal year 1996. Additionally, the Company's move from over 7,000 square feet of office facility in Austin to under 1,000 square feet in the Chicago area has substantially reduced administrative costs. Settlement of the SEC investigation with no financial penalties at the end of fiscal year 1995 and the shareholder class action suit for primarily Company issued equity in fiscal 1996 leaves the Company with no litigation pending as of this report.

In August 1995, the Company announced plans to begin a diversification plan into the retail video store industry. Several acquisition transactions were closed during the first half of fiscal year 1996, however, these acquisitions were later unwound due to the unavailability of debt financing during the second half of fiscal year 1996.

The Company still intends to enter the retail video store industry and continues to hold discussions with video store chain owners who desire to work with the Company to build a new publicly held chain. The Company is reevaluating its pricing model as well as seeking alternative financing for its acquisition plans, taking into account the current conditions in the retail video store industry. The Company is currently in negotiations to acquire a new platform video store chain to serve as a base for its video store operations. Of course, no assurance can be given as to the ultimate acceptance of the Company's acquisition strategy and financing structure by the market place.

The Company's distribution agreement with Republic Pictures covering Happily Ever After (HEA) expires in October 1996. The television distribution agreement of HEA previously reported with Seagull Entertainment was canceled as of June 30, 1996 for lack of performance. The Company is currently in negotiations with another distributor for both TV and video rights of this property. Additionally, the Company is currently in negotiations to produce several new animated features similar to HEA for direct to video release. However, these productions will call for the Company to raise significant additional capital, the availability of which cannot be assured.

In September 1996, the Company announced that it had exclusively optioned the screenplay "Chicago Blues" from a local screenwriter. Financing for this live action feature is budgeted at $1,000,000 and will be offered via the formation of Windy City Pictures I, LLC. The Company will serve as executive producer of this movie and intends to produce two to three such productions a year in Chicago. However, no assurance can be given that the funding for this project or additional movies will be available.

The   Company  continues  to  aggressively  seek  additional
opportunities in the animation, live action movies and retail video store arenas.

                                                        F-18

FIRST NATIONAL ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


NOTE 12  SUBSEQUENT EVENTS


On October 6, 1996 the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of Warrants from its Private Placement of 1,260,000 of the Company's common stock in December 1995. These 1,260,000 Warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1.00 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension at the same price until December 31, 1998 for no additional consideration OR an extension until December 31, 1999 at a share price of $.15 for additional consideration of $.05 per Warrant OR an extension until December 31, 2000 at a share price of $.05 for additional consideration of $.10 per Warrant.


NOTE 13  FOURTH QUARTER ADJUSTMENT


During the fourth quarter of fiscal 1996, amortization of film inventory costs was adjusted to reflect changes in total estimated revenue from Happily Ever After. Based on the change in revenue estimates and the related costs associated with those revenues, net film inventory cost was reduced by approximately $500,000 and the deferred production costs for Cinderella ($405,987) were written off to reflect net realizable value write-downs. No other significant quarter-to-quarter fluctuations were noted except for the goodwill write-off described in Note 7. The changes in estimates made during the fourth quarter are based on management's plans and estimates for the film.















                                                        F-19