Form 10-Q
period 1996-09-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 1996-11-25
CIK 853832

13

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                            FORM 10-QSB

(Mark one)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the fiscal quarter ended September 30, 1996

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

As of November 10 1996 the registrant had outstanding 16,898,458 shares of its $.005 par value Common Stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

First National Entertainment Corp.
CONSOLIDATED BALANCE SHEET
(unaudited)


September 30,                           1996              1995

ASSETS

Current Assets
  Cash                                 $38,967           $154,059
  Accounts receivable,
   net of allowance for
   doubtful accounts of
   $1,705,521 (1996) and
   $567,246 (1995)                      26,945            332,963
  Film inventory                             0            405,987
  Other                                  9,514             24,514

Total Current Assets                    75,426            917,523


Property and equipment, net             41,470             32,343

Other Assets
  Film inventory, net of
   accumulated amortization
   of $7,913,891 (1996) and
   $6,737,062 (1995)                 2,648,210          3,825,039
  Intangible assets, net of
   accumulated amortization
   of $119,508 (1996)
   and $159,093 (1995) and other       132,570             398,115

Total Other Assets                   2,822,250           4,223,154

TOTAL ASSETS                        $2,897,676          $5,173,020


See accompanying notes to consolidated financial statements.

First National Entertainment Corp.
CONSOLIDATED BALANCE SHEET
(unaudited)

September 30,                           1996             1995


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                     $245,037        $262,084
  Accrued expenses                      235,410         156,759
  Obligations under
   capital leases                        21,081           9,972

Total Current Liabilities               501,528         428,815

Shareholders' Equity
  Preferred stock, $.0001 par value,
  authorized 10,000,000 shares,
  no shares issued and outstanding           --             --

  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
  1996,16,898,458 shares, and
  1995,11,293,631 shares                 84,495          56,468

  Paid in capital                    26,090,608      23,285,049
  Accumulated deficit               (23,778,955)    (18,617,695)

Total Shareholders' Equity            2,396,148       4,723,822



TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $2,897,676      $4,893,544


See accompanying notes to consolidated financial statements.


First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the three months ended September 30,   1996          1995

TOTAL REVENUES                         $103,579         $30,000
COST OF REVENUES
  Amortization of film costs             51,790          14,961

GROSS PROFIT (LOSS)                      51,789          15,039


 OPERATING EXPENSES
  Marketing, selling  & royalties        18,826           5,453
  General and administrative            198,098         202,388


TOTAL OPERATING EXPENSES                216,924         207,841


OPERATING LOSS                         (165,135)       (192,802)


OTHER INCOME                                 --         424,993


NET INCOME (LOSS)                     $(165,135)       $232,191


NET LOSS PER SHARE                       $ (.01)          $ .02


Weighted average shares outstanding   16,898,458     11,293,631

See accompanying notes to consolidated financial statements.



First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the three months ended September 30,    1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                  $(165,135)      $232,191

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Amortization of film costs            51,790         14,961
    Stock issued for services
      and compensation, net                   --             --
    Other amortization, depreciation,
      write-offs                         116,778         27,604

    Changes in operating assets
      and liabilities, net              (121,458)      (299,472)


NET CASH (USED IN)
 OPERATING ACTIVITIES                   (118,025)       (24,716)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment     --             --
    Disposition of property and equipment     --        103,527


NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                          --        103,527
CASH FLOWS FROM FINANCING ACTIVITIES:

    Officer Advances/(Repayments)             --            --
    Notes Payable/(Repayments)                --            --
    Common Stock Issuance/(Cancellation)      --            --


NET CASH (USED IN) FINANCING ACTIVITIES       --            --

NET INCREASE/(DECREASE) IN CASH         (118,025)        78,811

CASH - BEGINNING OF PERIOD               156,993         75,248

CASH - END OF PERIOD                     $38,968       $154,059

See accompanying notes to consolidated financial statements.

First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)\
September 30, 1996


NOTE 1  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.


NOTE 2  SUBSEQUENT EVENTS

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


NOTE 34  CONTINGENCIES

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

On May 18, 1995, the Company received notice from Della Miles, Stylus Record's feature artist, that Stylus was in material breach of its contract with her. After several meetings with Ms. Miles and her counsel, the Company placed the entire advanced royalty receivable amount relating to this contract in its reserve for doubtful accounts.

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


NOTE 4  ACCOUNTS RECEIVABLE

On August 16, 1994 the Company received an accounting statement from Republic Pictures ("Republic"), its film distributor, that reported video sales and collection results for Happily Ever After through June 30, 1994. This statement reflected a lower producer royalty payment than the Company had anticipated because of certain assumptions, used by Republic in the accounting statement, that the Company believes were inconsistent with its distribution agreement with Republic. The Company communicated these issues to Republic and conducted a comprehensive third-party special audit of all reported video results. Republic subsequently agreed to revise the August 16, 1994 accounting statement for the number of videos shipped, and on September 26, 1994 delivered payment to the Company for this revised accounting statement, plus interest. However, according to the special auditor's report, Republic owes the Company a producer's bonus of 5% of the first one million units sold, which approximates $256,000, in addition to amounts owed the Company for foreign currency adjustments and excess units held in reserve of $184,000. In the fiscal year ending June 30, 1996, Republic reported units sold of 389,000 units but, because of certain cost assumptions used by Republic in submitting its accounting for these sold units, informed the Company that they have no liability for producer royalty payments. The Company maintains that under the terms of the Distributor Agreement they are entitled to a specific amount for each unit sold or approximately $1,150,000 for 1996. The Company intends to vigorously pursue collection efforts with respect to these receivables, however, due to the uncertainty of the results of the collection efforts, the Company has provided an allowance for the entire outstanding amount due at June 30, 1996. On November 14, 1996, Republic submitted its final accounting statement (covered under the three year distribution agreement commenced in 1993), reporting a total of approximately 35,000 units sold during the Company's first fiscal quarter ending September 30, 1996. Like its year end report, Republic continues to deny any financial liability to the Company. Based on this, the Company has again provided for an allowance for the entire amount of its calculated revenues from Republic for the quarter in its financial statements for this period.

During the third quarter of fiscal 1995 the Company shared in the net profits from the sale of approximately 15,000 Happily Ever After video games manufactured and distributed by American Softworks Corporation ("ASC"). The Company recorded a receivable from ASC for $175,000 (less the amount paid by ASC) representing advances made to ASC for the developing of the video game. ASC disputed amounts owed under the contract. The amount of net receivables (after costs of collection) due from American Softworks Corporation at September 30, 1996, in the amount of $26,945, represents the agreed upon settlement between the parties, and has been received by the Company subsequent to September 30, 1996.


NOTE 5  CONTINUING OPERATIONS

The Company has historically incurred operating losses, and to date has an accumulated deficit of approximately $23.8 million. Since new management was installed at the end of fiscal year 1995, the Company has substantially reduced its operating overhead by reducing full time staff from 14 permanent and 15 temporary employees to 3 full time professional staff at the end of September 1996. Additionally, the Company's move from over 7,000 square feet of office facility in Austin to under 1,000 square feet in the Chicago area has substantially reduced administrative costs. Settlement of the SEC investigation with no financial penalties at the end of fiscal year 1995 and the shareholder class action suit for primarily Company issued equity in fiscal 1996 leaves the Company with no litigation pending as of this report.

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

The Company's distribution agreement with Republic Pictures covering Happily Ever After (HEA) expired in October 1996. The television distribution agreement of HEA previously reported with Seagull Entertainment was canceled as of June 30, 1996 for lack of performance. The Company is currently in negotiations with another distributor for both TV and video rights of this property. Additionally, the Company is currently in negotiations to produce several new animated features similar to HEA for direct to video release. However, these productions will call for the Company to raise significant additional capital, the availability of which cannot be assured.

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



                              Item 2.
                First National Entertainment Corp.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

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

      The Company's unamortized film costs associated with Happily Ever After totaled approximately $2.65 million at September 30, 1996. To date, the Company has amortized over 75% of its total capitalized costs for this film, the majority of which have been matched against home video producer royalties earned from the Company's Republic contract.

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

Results of Operations

The Company recorded revenues of $103,579 from operations during its first fiscal quarter of 1996 ended September 30, 1996, as compared to $30,000 in the comparable period of the prior fiscal year. Both current year and prior year sales were derived from sales of the Company's home video version of its feature film property Happily Ever After. Current year and prior sales were estimated based on information from Republic Pictures. Since no accounting statements were furnished to the Company from Republic Pictures for the prior year (as required by the distribution agreement), the Company has had to make its estimates based on verbal conversations with Republic Pictures. Current quarter revenue figures are based only on the units sold reports provided by Republic (See Note 4 - Accounts Receivable.)

Amortized film costs and marketing, selling and royalty expense associated with the first quarter's revenues were $51,790 and $18,826 respectively as compared to $14,961 and $5,453 respectively in the comparable period of fiscal 1995. Amortized costs are related to the aforementioned revenues earned in the first fiscal quarter of 1996 and 1995 of the home video release of Happily Ever After. To date, the Company has amortized approximately $7.9 million  or  75%  of its total capitalized costs  of  Happily  Ever
After.

Operating expenses totaled $216,924 during the first quarter, as compared to $207,841 in the comparable quarter of the prior fiscal year. General and administrative (G&A) expenses decreased to $198,098 in the current quarter from $202,388 in the comparable quarter of the prior fiscal year. The majority of the current quarter's G&A expenses were due to a full provision for doubtful accounts of the entire amount of the period's revenue. The previous year's quarterly G&A expenses consisted mostly of payroll costs, legal fees and other professional fees.

The Company had a net loss of ($165,135) or ($.01) per share during the first quarter ended September 30, 1996, as compared to net income of $ 232,191 or $.02 per share in the comparable quarter of the previous fiscal year. However, during the comparable quarter of the prior year, the Company had sold its office furnishings and fixtures as well as its office equipment to a former officer of the Company for $550,000 and recognized a gain on the sale of approximately $450,000.

Liquidity and Capital Resources

At September 30, 1996, the Company had cash and cash equivalents of $38,967 and net accounts receivable of $26,945. Accounts receivable are comprised of amounts due from American Softworks Corporation for Happily Ever After video game sales. The Company had additional accounts receivable of $1,705,521 which are totally reserved for by an allowance for doubtful accounts related to its distribution agreement with Republic. (See Note 4 - Accounts Receivable.)

The Company had $2,897,676 in total assets and $501,528 in total liabilities at the end of its first fiscal quarter of 1996. The majority of the Company's assets are comprised of capitalized inventory costs for Happily Ever After. The Company plans to amortize its capitalized inventory costs against future revenues from this property, although there can be no assurance that the Company will be able to generate sufficient revenues to realize its complete investment in this property.

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

The Company contiues to seek additional funding in order to provide for its operating expenses as well as capital needed for the various projects it is pursuing (See Note 5 - Continuing
Operations.)



                    Part II - OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.
                              Item 6.
                            Exhibit 27
                      Financial Data Schedule
                        September 30, 1996

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
 FIRST NATIONAL ENTERTAINMENT CORP'S., BALANCE SHEET AT SEPTEMBER
   30, 1996 AND STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED
                        SEPTEMBER 30, 1996.

                          Three Months
                          (Unaudited)

Article                     5
Period-Type                 3 mos.
Fiscal-Year-End             Jun-30-1997
Period-End                  Sep-30-1996
Cash                        38,967
Securities                  ---
Receivables                 26,945
Allowances                  ---
Inventory                   ---
Current-Assets              75,426
PP&E                        41,470
Depreciation                594
Total-Assets                2,822,250
Current Liabilities         501,528
Bonds                       ---
Preferred-Mandatory         ---
Preferred                   ---
Common                      84,495
Other-Securities            ---
Total Liabilities and       2,897,676
Equity
Sales                       103,579
Total Revenue               103,579
CGS                         51,790
Total Costs                 268,714
Other-Expenses              ---
Loss Provision              ---
Interest-Expense            ---
Income-Pretax               ---
Income-Tax                  ---
Income-Continuing           ---
Discontinued                ---
Extraordinary               ---
Changes                     ---
Net Income                  (165,135)
EPS-Primary                 (.01)
EPS-Diluted                 (.01)






                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              First National Entertainment Corp.




Dated: November 22, 1996


                              /s/ Stephen J. Denari
                              Stephen J. Denari
                              President




                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              First National Entertainment Corp.



Dated:  November 22, 1996      By:


                               _____________________________
                               Stephen J. Denari
                               President