Form 10-Q
period 1996-12-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 1997-03-04
CIK 853832

14

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                            FORM 10-QSB

(Mark one)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the fiscal quarter ended December 31, 1996

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

As of  February 10, 1997 the Registrant had outstanding
16,898,458 shares of its $.005 par value Common Stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

First National Entertainment Corp.
CONSOLIDATED BALANCE SHEET
(Unaudited)


December 31,                                1996                 1995


ASSETS

Current Assets
  Cash                                      $29,810            $616,826
  Accounts receivable, net of allowance
   for doubtful accounts of
   $1,705,521 (1996) and $567,246 (1995)          0             383,813
  Film inventory                                  0             407,087
  Other                                       9,514              15,193

Total Current Assets                         39,324           1,422,919


Property and equipment, net                  41,470              43,653

Other Assets
  Film inventory, net of accumulated
     amortization of $7,913,891 (1996)
     and $6,752,023 (1995)                 2,648,210          3,795,117
  Intangible assets, net of accumulated
     amortization of $132,112 (1996)
     and $186,694 (1995) and other           119,966            370,511

Total Other Assets                         2,768,176          4,165,628


TOTAL ASSETS                              $2,848,970         $5,632,201


See accompanying notes to consolidated financial statements.

First National Entertainment Corp.
CONSOLIDATED BALANCE SHEET
(Unaudited)


December 31,                                   1996              1995


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                           $240,921           $392,339
  Accrued expenses                            260,984            123,622
  Obligations under capital leases             21,081              9,972


Total Current Liabilities                     522,986            525,933


Obligations under Capital Leases                   --             14,086

Shareholders' Equity
  Preferred stock, $.0001 par value,
  authorized 10,000,000 shares,
  no shares issued and outstanding                 --                 --

  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
  16,898,458 shares                             84,495             84,576

  Paid in capital                           26,090,608         26,090,608
  Accumulated deficit                      (23,849,119)       (21,083,002)

Total Shareholders' Equity                   2,325,984          5,092,182

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $2,848,970         $5,632,201


See accompanying notes to consolidated financial statements.

First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the three months ended December 31,           1996           1995

TOTAL REVENUES                                      $0            $60,000
COST OF REVENUES
  Amortization of film costs                         0             29,922

GROSS PROFIT (LOSS)                                  0             30,078


 OPERATING EXPENSES
  Marketing, selling  & royalties                    0             17,000
  General and administrative                   125,178          2,292,695


TOTAL OPERATING EXPENSES                       125,178          2,309,695


OPERATING LOSS                                (125,178)        (2,279,617)


OTHER INCOME (EXPENSE)                          55,014           (185,688)


NET INCOME (LOSS)                             $(70,164)       $(2,465,305)



NET LOSS PER SHARE                              $ (.00)            $ (.21)


Weighted average shares outstanding
                                             16,898,458        11,473,514


See accompanying notes to consolidated financialstatements.


First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



For the six months ended December 31,            1996             1995

TOTAL REVENUES                                 $103,579          $90,000
COST OF REVENUES
  Amortization of film costs                     51,790           44,883


GROSS PROFIT (LOSS)                              51,789           45,117


 OPERATING EXPENSES
  Marketing, selling  & royalties                18,826           17,000
  General and administrative                    323,276        2,500,536


TOTAL OPERATING EXPENSES                        342,102        2,517,536


OPERATING LOSS                                 (290,313)      (2,472,653)


OTHER INCOME                                     55,014          239,303


NET INCOME (LOSS)                             $(235,299)     $(2,233,116)



NET LOSS PER SHARE                               $ (.01)          $ (.19)


Weighted average shares outstanding
                                              16,898,458      11,473,514


See accompanying notes to consolidated financial statements.

First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


For the six months ended December 31,             1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                           $(235,299)    $(2,233,116)

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Amortization of film costs                     51,790          44,883
    Stock issued for services and compensation,net     --              --
    Other amortization, depreciation, write-offs  129,382          62,124

    Changes in operating assets and liabilities,
    net                                           (73,056)       (255,597)


NET CASH (USED IN) OPERATING ACTIVITIES(127,183)(2,381,706)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment         --    (13,910)
    Disposition of property and equipment         --     103,527


NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                              --      89,617

CASH FLOWS FROM FINANCING ACTIVITIES:

    Officer Advances/(Repayments)                 --         --
    Notes Payable/(Repayments)                    --         --
    Common Stock Issuance/(Cancellation)          --   2,833,667


NET CASH (USED IN) FINANCING ACTIVITIES           --   2,833,667

NET INCREASE/(DECREASE) IN CASH             (127,183)    541,578

CASH - BEGINNING OF PERIOD                   156,993      75,248

CASH - END OF PERIOD                         $29,810    $616,826

See accompanying notes to consolidated financial statements.

First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 1996


NOTE 1  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month and six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.


NOTE 2 ACCOUNTS RECEIVABLE


On August 16, 1994 the Company received an accounting statement from Republic Pictures ("Republic"), its film distributor, that reported video sales and collection results for Happily Ever After through June 30, 1994. This statement reflected a lower producer royalty payment than the Company had anticipated because of certain assumptions, used by Republic in the accounting statement, that the Company believes were inconsistent with its distribution agreement with Republic. The Company communicated these issues to Republic and conducted a comprehensive third-party special audit of all reported video results. Republic subsequently agreed to revise the August 16, 1994 accounting statement for the number of videos shipped, and on September 26, 1994 delivered payment to the Company for this revised accounting statement, plus interest. However, according to the special auditor's report, Republic owes the Company a producer's bonus of 5% of the first one million units sold, which approximates $256,000, in addition to amounts owed the Company for foreign currency adjustments and excess units held in reserve of $184,000. In the fiscal year ending June 30, 1996, Republic reported units sold of 389,000 units but, because of certain cost assumptions used by Republic in submitting its accounting for these sold units, informed the Company that they have no liability for producer royalty payments. The Company maintains that under the terms of the Distributor Agreement they are entitled to a specific amount for each unit sold or approximately $1,150,000 for 1996. The Company intends to vigorously pursue collection efforts with respect to these receivables, however, due to the uncertainty of the results of the collection efforts, the Company has provided an allowance for the entire outstanding amount due at June 30, 1996. On November 14, 1996, Republic submitted its final accounting statement (covered under the three year distribution agreement commenced in 1993), reporting a total of approximately 35,000 units sold during the Company's first fiscal quarter ending September 30, 1996. Like its year end report, Republic continues to deny any financial liability to the Company. Based on this, the Company has again provided for an allowance for the entire amount of its calculated revenues from Republic in its financial statements.

During the third quarter of fiscal 1995 the Company shared in the net profits from the sale of approximately 15,000 Happily Ever After video games manufactured and distributed by American Softworks Corporation ("ASC"). The Company recorded a receivable from ASC for $175,000 (less the amount paid by ASC) representing advances made to ASC for the developing of the video game. ASC disputed amounts owed under the contract. The amount of net receivables (after costs of collection) due from American Softworks Corporation at September 30, 1996, in the amount of $26,945, represents the agreed upon settlement between the parties, and has been received by the Company during the fiscal quarter ending December 31, 1996.


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


NOTE 4  SUBSEQUENT EVENTS


In September 1996, the Company announced that it had exclusively optioned the screenplay "Chicago Blues" from a local screenwriter. Financing for this live action feature was budgeted at $1,000,000 and would be offered via the formation of Windy City Pictures I, LLC ("WCPI"). The Company was to serve as executive producer of this movie and intends to produce two to three such productions a year in Chicago. As of the date of this filing, the Company has chosen not to renew its written option to produce "Chicago Blues," but instead is in negotiations to replace this screenplay with a new project from the dozens of submissions the Company has since received. If optioned, this new project would be funded via WCPI. However, no assurance can be given that the option sought will be consummated or the funding for this project or additional movies will be available.


NOTE 5  CONTINUING OPERATIONS


The Company has historically incurred operating losses, and to date has an accumulated deficit of approximately $23.8 million. Since new management was installed at the end of fiscal year 1995, the Company has substantially reduced its operating overhead by reducing full time staff from 14 permanent and 15 temporary employees to two permanent employees at the end of December 1996. Additionally, the Company's move from over 7,000 square feet of office facility in Austin to under 1,000 square feet in the Chicago area has substantially reduced administrative costs. Settlement of the SEC investigation with no financial penalties at the end of fiscal year 1995 and the shareholder class action suit for primarily Company issued equity in fiscal 1996 leaves the Company with no litigation pending as of this report.

In August 1995, the Company announced plans to begin a diversification plan into the retail video store industry. Several acquisition transactions were closed during the first half of fiscal year 1996, however, these acquisitions were later unwound due to the unavailability of debt financing during the second half of fiscal year 1996.

The Company continues to explore entering the retail video store industry and continues to hold discussions with video store chain owners who desire to work with the Company to build a new publicly held chain. The Company is reevaluating its pricing model as well as seeking alternative financing for its acquisition plans, taking into account the current conditions in the retail video store industry. Of course, no assurance can be given as to the ultimate acceptance of the Company's acquisition strategy and financing structure by the market place.

The Company's distribution agreement with Republic Pictures covering Happily Ever After (HEA) expired in October 1996. The television distribution agreement of HEA previously reported with Seagull Entertainment was canceled as of June 30, 1996 for lack of performance. The Company is currently in negotiations with other distributors for both TV and video rights of this property. Additionally, the Company has been in negotiations to produce several new animated features similar to HEA for direct to video release. However, these productions will call for the Company to raise significant additional capital, the availability of which cannot be assured.

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

The Company is currently negotiating a secured line of credit from certain of its shareholders in an amount of up to $400,000, with availability commencing in March 1997. If finalized, the Company will grant a senior lien on its HEA property and accounts receivables as collateral for this line. Additionally, these shareholders will be issued common stock warrants as an incentive to provide the line. Securing of this working capital line of credit is critical for the Company to continue its operations. However, no assurance can be given that the line will be successfully negotiated or that the Company will have the funding to continue its operations.

The Company continues to seek additional opportunities in the animation, live action movies and retail video store arenas, in addition to non-entertainment acquisitions.



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

      The Company's unamortized film costs associated with Happily Ever After totaled approximately $2.65 million at December 31, 1996. To date, the Company has amortized over 75% of its total capitalized costs for this film, the majority of which have been matched against home video producer royalties earned from the Company's Republic contract.

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

Results of Operations

The Company recorded no revenues from operations during its second fiscal quarter of 1996 ended December 31, 1996, as compared to $60,000 in the comparable period of the prior fiscal year. Revenues of $103,579 were recorded for the first six months of this fiscal year as compared to $90,000 in the comparable period of the prior fiscal year. Both current period and prior period sales were derived from sales of the Company's home video version of its feature film property Happily Ever After. Current period and prior period sales were estimated based on information from Republic Pictures. Since no accounting statements were furnished to the Company from Republic Pictures for the prior year (as required by the distribution agreement), the Company has had to make its estimates based on verbal conversations with Republic Pictures. Current period revenue figures are based only on the units sold reports provided by Republic (See Note 2 - Accounts Receivable.)

Amortized film costs and marketing, selling and royalty expense associated with the second quarter's revenues were zero as compared to $29,922 and $17,000 respectively in the comparable period of the last fiscal year. For the first six months of the current fiscal year as compared to the same period last year, amortized film costs and marketing, selling and royalty expense were $51,790 and $18,826 respectively versus $44,883 and $17,000 respectively. Amortized costs related to the aforementioned revenues were earned via the home video release of Happily Ever After. To date, the Company has amortized approximately $7.9 million or 75% of its total capitalized costs of Happily Ever After.

Operating expenses totaled $125,178 during the first quarter, as compared to $2,309,695 in the comparable quarter of the prior fiscal year. Operating expenses for the first six months of the current fiscal year were $342,102 as compared to $2,517,536 during the comparable period of the prior fiscal year. General and administrative (G&A) expenses totaled $125,178 during the second quarter, as compared to $2,292,695 in the comparable quarter of the prior fiscal year. G&A expenses for the first six months of the current fiscal year were $323,276 as compared to $2,517,536 during the comparable period of the prior fiscal year. The largest component of the current quarter's and six month period's G&A expenses was based on a full provision for doubtful accounts of the entire amount of each period's revenue. The previous year's quarterly and six month period's G&A expenses consisted mostly of the settlement of the shareholders' class action litigation. (See
Note 5 - Continuing Operations.)

The Company had a net loss of ($70,164) or ($.00) per share during the second quarter ended December 31, 1996, as compared to net loss of ($2,465,305) or ($.21) per share in the comparable quarter of the previous fiscal year. A net loss of ($235,299) or ($.01) per share was incurred for the first six months of the fiscal year as compared to a loss of ($2,233,116) or ($.19) per share for the comparable period of the prior fiscal year. During the six month period of the current fiscal year, the Company received about $55,000 of non-operating income, substantially all of which was due to a buydown and extension of stock warrants (See "Liquidity and Capital Resources" below), as compared to the comparable six month period of the prior year, when the Company sold its office furnishings and fixtures as well as its office equipment to a former officer of the Company for $550,000 and recognized a gain on the sale of approximately $450,000.

Liquidity and Capital Resources

At December 31, 1996, the Company had cash and cash equivalents of $29,810 and no net accounts receivable. The Company had additional accounts receivable of $1,705,521, which are totally reserved for by an allowance for doubtful accounts related to its distribution agreement with Republic. (See Note 2 - Accounts Receivable.)

The Company had $2,848,970 in total assets and $522,986 in total liabilities at the end of its second fiscal quarter of 1996. The majority of the Company's assets are comprised of capitalized inventory costs for Happily Ever After. The Company plans to amortize its capitalized inventory costs against future revenues from this property, although there can be no assurance that the Company will be able to generate sufficient revenues to realize its complete investment in this property.

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

The Company is currently negotiating a secured line of credit from certain of its shareholders in an amount of up to $400,000, with availability commencing in March 1997. If finalized, the Company will grant a senior lien on its HEA property and accounts receivables as collateral for this line. Additionally, these shareholders will be issued common stock warrants as an incentive to provide the line. Securing of this working capital line of credit is critical for the Company to continue its operations. However, no assurance can be given that the line will be successfully negotiated or that the Company will have the funding to continue its operations.



                    Part II - OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

      On January 14, 1997 the Company filed an 8-K report stating that on December 31, 1996, the board of directors of the Company authorized the issuance as an additional incentive to Windy City Pictures I, LLC (WCPI) investors one million warrants to purchase the common stock of the Company at the current market value as of December 31, 1996, which is one sixteenth of a dollar; such warrants to be issued on a pro rata basis to the amount of the investment made only upon the full $1 million dollar funding and expiring on December 31, 1997. The Company will have the right, but not the obligation to repurchase any shares bought under said warrants for a period of two years from the date of purchase of said shares at a price of two and one sixteenth dollars.

     On January 14, 1997 the Company filed an 8-K report stating that Joanne K. Fabere, resigned as a member of the board of directors and officer of First National Entertainment Corp. on December 31, 1996.
                              Item 6.
                            Exhibit 27
                      Financial Data Schedule
                         December 31, 1996

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
 FIRST NATIONAL ENTERTAINMENT CORP'S BALANCE SHEET AT DECEMBER 31, 1996 AND STATEMENTS OF OPERATIONS FOR SIX MONTHS ENDED DECEMBER 31,
                               1996.

                               Six Months
                               (Unaudited)

Article                     5
Period-Type                 6 mos.
Fiscal-Year-End             Jun-30-1997
Period-End                  Dec-31-1996
Cash                        29,810
Securities                  ---
Receivables                 ---
Allowances                  ---
Inventory                   ---
Current-Assets              39,324
PP&E                        41,470
Depreciation                ---
Total-Assets                2,848,970
Current Liabilities         522,986
Bonds                       ---
Preferred-Mandatory         ---
Preferred                   ---
Common                      84,495
Other-Securities            ---
Total Liabilities and       2,848,970
Equity
Sales
Total Revenue               103,579
CGS                         51,790
Total Costs                 342,102
Other-Expenses              ---
Loss Provision              ---
Interest-Expense            ---
Income-Pretax               ---
Income-Tax                  ---
Income-Continuing           ---
Discontinued                ---
Extraordinary               ---
Changes                     ---
Net Income                  (235,299)
EPS-Primary                 (.01)
EPS-Diluted                 (.01)


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              First National Entertainment Corp.




Dated:   March 4, 1997        /s/ Stephen J.Denari
                              Stephen J. Denari
                              President