Form 10QSB
period 1997-03-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 1997-05-21
CIK 853832

7

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


                            FORM 10-QSB

(Mark one)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

            For the fiscal quarter ended March 31, 1997

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

As of March 1, 1997 5 the registrantt had outstanding 16,898,458 shares of its $.005 par value Common Stock.
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

First National Entertainment Corp.
CONSOLIDATED BALANCE SHEET
(unaudited)


March 31,                      1997        1996


ASSETS

Current Assets
  Cash                       $6,049     $19,955
 Accounts receivable, net of allowance for
      doubtful accounts of $1,705,521 (1997)
      and $567,246 (1996)         0     557,208
  Film inventory                  0     407,087
  Other                       9,514      10,194

Total Current Assets         15,563     994,444


Property and equipment, net  41,470      40,781

Other Assets
  Film inventory, net of accumulated
     amortization of $7,913,891 (1997) and
      $6,752,023 (1996)   2,648,210   3,795,117
  Intangible assets, net of accumulated
     amortization of  $214,297 (1997)
     and $144,716 (1996) and other107,362342,908

Total Other Assets        2,755,572   4,138,025



TOTAL ASSETS             $2,812,605  $5,173,250


See accompanying notes to consolidated financial statements.

First National Entertainment Corp.
CONSOLIDATED BALANCE SHEET
(unaudited)



March  31,                     1997
1996


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable         $237,644    $400,843
  Note Payable              118,300      ---
  Accrued expenses          260,026      93,879
  Obligations under capital leases21,081  9,972


Total Current Liabilities   637,051     504,694


Obligations under Capital Leases --       7,789

Shareholders' Equity
  Preferred stock, $.0001 par value,
  authorized 10,000,000 shares,
  no shares issued and outstanding           --   --

  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
  16,898,458 shares          84,495      84,576

  Paid in capital        26,090,608 26,090,608
  Accumulated deficit  (23,999,549)(21,514,417)


Total Shareholders' Equity2,175,554   4,660,767



TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY     $2,812,605  $5,173,250



See accompanying notes to consolidated financial statements.
First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



For the three months ended March 31,         1997
1996

TOTAL REVENUES                   $0$0COST OF REVENUES
  Amortization of film costs      0               0


GROSS PROFIT (LOSS)               0               0


 OPERATING EXPENSES
  Marketing, selling  & royalties 0               0
  General and administrative155,029         330,590


TOTAL OPERATING EXPENSES    155,029         330,590


OPERATING LOSS            (155,029)       (330,590)


OTHER INCOME (EXPENSE)        4,601         100,825



NET INCOME (LOSS)        $(150,428)      $(431,415)




NET LOSS PER SHARE            $ (.01)        $ (.03)



Weighted average shares outstanding
16,898,458               13,405,082


See accompanying notes to consolidated financial statements.


First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



For the nine months ended March 31,          1997
1996

TOTAL REVENUES             $103,579$90,000COST OF R
EVENUES
  Amortization of film costs 51,790          44,883


GROSS PROFIT (LOSS)          51,789          45,117


 OPERATING EXPENSES
  Marketing, selling  & royalties18,826      17,000
  General and administrative478,305       2,831,126


TOTAL OPERATING EXPENSES    497,131       2,848,126


OPERATING LOSS            (445,342)     (2,803,009)


OTHER INCOME                 59,615         138,478



NET INCOME (LOSS)        $(385,727)    $(2,664,531)




NET LOSS PER SHARE            $ (.02)        $ (.20)



Weighted average shares outstanding
16,898,458               13,405,082


See accompanying notes to consolidated financial statements.
First National Entertainment Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the nine months ended March 31,
1997                  1996

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)          $(385,727)$(2,664,531)

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Amortization of film costs     51,790     44,883
    Stock issued for services and compensation, net--         --
    Other amortization, depreciation, write-offs141,986   92,597

    Changes in operating assets and liabilities, net      49,890
(416,215)


NET CASH (USED IN) OPERATING ACTIVITIES(142,061)(2,943,266)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment         --    (13,910)
    Disposition of property and equipment         --     103,527


NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                   --     89,617

CASH FLOWS FROM FINANCING ACTIVITIES:

    Officer Advances/(Repayments)      --         --
    Notes Payable/(Repayments)    118,300         --
    Common Stock Issuance/(Cancellation)          --   2,833,667


NET CASH (USED IN) FINANCING ACTIVITIES118,3002,833,667

NET INCREASE/(DECREASE) IN CASH  (23,761)   (19,982)

CASH - BEGINNING OF PERIOD         29,810     75,248

CASH - END OF PERIOD               $6,049    $55,266

See accompanying notes to consolidated financial statements.
First National Entertainment Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)\
March 31, 1997



NOTE 1  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.



NOTE 2  ACCOUNTS RECEIVABLE


On August 16, 1994 the Company received an accounting statement from Republic Pictures ("Republic"), its film distributor, that reported video sales and collection results for Happily Ever After through June 30, 1994. This statement reflected a lower producer royalty payment than the Company had anticipated because of certain assumptions, used by Republic in the accounting statement, that the Company believes were inconsistent with its distribution agreement with Republic. The Company communicated these issues to Republic and conducted a comprehensive third-party special audit of all reported video results. Republic subsequently agreed to revise the August 16, 1994 accounting statement for the number of videos shipped, and on September 26, 1994 delivered payment to the Company for this revised accounting statement, plus interest. However, according to the special auditor's report, Republic owes the Company a producer's bonus of 5% of the first one million units sold, which approximates $256,000, in addition to amounts owed the Company for foreign currency adjustments and excess units held in reserve of $184,000. In the fiscal year ending June 30, 1996, Republic reported units sold of 389,000 units but, because of certain cost assumptions used by Republic in submitting its accounting for these sold units, informed the Company that they have no liability for producer royalty payments. The Company maintains that under the terms of the Distributor Agreement they are entitled to a specific amount for each unit sold or approximately $1,150,000 for 1996. The Company has been vigorously pursuing collection efforts with respect to these receivables, however, due to the uncertainty of the results of the collection efforts, the Company has provided an allowance for the entire outstanding amount due at June 30, 1996. On November 14, 1996, Republic submitted its final accounting statement (covered under the three year distribution agreement commenced in 1993), reporting a total of approximately 35,000 units sold during the Company's first fiscal quarter ending September 30, 1996. Like its year end report, Republic continues to deny any financial liability to the Company. Based on this, the Company has again provided for an allowance for the entire amount of its calculated revenues from Republic for the first quarter in its financial statements for this period.

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



NOTE 3 NOTES PAYABLE


During the third quarter of fiscal 1997, the Company borrowed $118,300 from certain of its shareholders in order to continue operations. These notes are due on demand, secured by assets of the Company and bear interest at 10% per annum. Subsequent to March 31, 1997, the Company has borrowed an additional $30,000 from these same shareholders on identical terms.



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



NOTE 5  SUBSEQUENT EVENTS


During the third quarter of fiscal 1997, the Company borrowed $118,300 from certain of its shareholders in order to continue operations. These notes are due on demand, secured by assets of the Company and bear interest at 10% per annum. Subsequent to March 31, 1997, the Company has borrowed an additional $30,000 from these same shareholders on identical terms.


NOTE 6  CONTINUING OPERATIONS


The Company has historically incurred operating losses, and to date has an accumulated deficit of approximately $24.0 million. Since new management was installed at the end of fiscal year 1995, the Company has substantially reduced its operating overhead by reducing full time staff from 14 permanent and 15 temporary employees to 2 full time professional staff at the end of March 1997. Additionally, the Company's move from over 7,000 square feet of office facility in Austin to under 1,000 square feet in the Chicago area has substantially reduced administrative costs. Settlement of the SEC investigation with no financial penalties at the end of fiscal year 1995 and the shareholder class action suit for primarily Company issued equity in fiscal 1996 leaves the Company with no litigation pending as of this report.

In August 1995, the Company announced plans to begin a diversification plan into the retail video store industry. Several acquisition transactions were closed during the first half of fiscal year 1996, however, these acquisitions were later unwound due to the unavailability of debt financing during the second half of fiscal year 1996.

The Company is still attempting to enter the retail video store industry and continues to hold discussions with video store chain owners who desire to work with the Company to build a new publicly held chain. The Company is reevaluating its pricing model as well as seeking alternative financing for its acquisition plans, taking into account the current conditions in the retail video store industry. Of course, no assurance can be given as to the ultimate acceptance of the Company's acquisition strategy and financing structure by the market place.

In September 1996, the Company announced that it had exclusively optioned the screenplay "Chicago Blues" from a local screenwriter. Financing for this live action feature was budgeted at $1,000,000 and would be offered via the formation of Windy City Pictures I, LLC ("WCPI"). The Company was to serve as executive producer of this movie and intends to produce two to three such productions a year in Chicago. The Company has chosen not to renew its written option to produce "Chicago Blues," but instead is in negotiations to replace this screenplay with a new project from the dozens of submissions the Company has since received. If optioned, this new project would be funded via WCPI. However, no assurance can be given that any option sought will be consummated or the funding for this project or additional movies will be available.

On October 6, 1996 the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of Warrants from its Private Placement of 1,260,000 of the Company's common stock in December 1995. These 1,260,000 Warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1.00 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension at the same price until December 31, 1998 for no additional consideration OR an extension until December 31, 1999 at a share price of $.15 for additional consideration of $.05 per Warrant OR an extension until December 31, 2000 at a share price of $.05 for additional consideration of $.10 per Warrant. Proceeds from these price adjustments are recognized as Other Income as received.

The Company's distribution agreement with Republic Pictures covering Happily Ever After (HEA) expired in October 1996. The television distribution agreement of HEA previously reported with Seagull Entertainment was canceled as of June 30, 1996 for lack of performance. The Company is currently in negotiations with other distributors for both TV and video rights of this property. Additionally, the Company has held discussions regarding producing several new animated features similar to HEA for direct to video release. However, these productions will call for the Company to raise significant additional capital, the availability of which cannot be assured.

The Company is presently working with several of its shareholders to develop a recapitalization plan, which would provide a base of operating income, alleviating the need for additional short term debt. Of course, no assurance can be made that the recapitalization will be successful, or that the Company will be able to continue operations without it.


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

      The Company's unamortized film costs associated with Happily Ever After totaled approximately $2.65 million at March 31, 1997. To date, the Company has amortized over 75% of its total capitalized costs for this film, the majority of which have been matched against home video producer royalties earned from the Company's Republic contract.

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

Results of Operations

The Company recorded revenues of $104,000 from operations for the nine months ended March 31, 1997, and $90,000 in the comparable period of the prior fiscal year. Both current year and prior year sales were derived from sales of the Company's home video version of its feature film property Happily Ever After. Current year and prior sales were estimated based on information from Republic Pictures. Since no accounting statements were furnished to the Company from Republic Pictures for the prior year (as required by the distribution agreement), the Company had to make its estimates based on verbal conversations with Republic Pictures. Fiscal year 1997 revenue figures are based only on the units sold reports provided by Republic (See Note 2 - Accounts Receivable.)

Amortized film costs and marketing, selling and royalty expense associated with the first nine months revenues were $51,790 and $18,826 respectively as compared to $44,883 and $17,000 respectively in the comparable period of fiscal 1996. Amortized costs are related to the aforementioned revenues earned are primarily from the home video release of Happily Ever After. To date, the Company has amortized approximately $7.9 million or 75% of its total capitalized costs of Happily Ever After.

Operating expenses decreased to $155,029 during the third quarter, as compared to $330,590 in the comparable quarter of the prior fiscal year. The Company had a net loss of ($150,428) or ($.01) per share during the third quarter ended March 31, 1997, as compared to net loss of ($431,415) or ($.03) per share in the comparable quarter of the previous fiscal year. The decrease was primarily due to a reduction in personnel and overhead expenses in the current quarter.


Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $6,049 and no net accounts receivable. The Company has accounts receivable of $1,705,521 which are totally reserved for by an allowance for doubtful accounts related to its distribution agreement with Republic. (See Note 2 - Accounts Receivable.)

The Company had $2,812,605 in total assets and $637,051 in total liabilities at the end of its third fiscal quarter of 1997. The majority of the Company's assets are comprised of capitalized inventory costs for Happily Ever After. The Company plans to amortize its capitalized inventory costs against future revenues from this property, although there can be no assurance that the Company will be able to generate sufficient revenues to realize its complete investment in this property.

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

The Company continues to seek additional funding in order to provide for its operating expenses as well as capital needed for the various projects it is pursuing (See Note 5 - Continuing
Operations.)



                    Part II - OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (27) Financial Data Schedule


                              Item 6.
                            Exhibit 27
                      Financial Data Schedule
                          March 31, 1997

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
 FIRST NATIONAL ENTERTAINMENT CORP .'S BALANCE SHEET AT MARCH 31, 1997 AND STATEMENTS OF OPERATIONS FOR NINE MONTHS ENDED MARCH 31,
                               1997.

                               Nine Months
                               (Unaudited)

Article                     5
Period-Type                 9 mos.
Fiscal-Year-End             Jun-30-1997
Period-End                  Mar-31-1997
Cash                        6,049
Securities                  ---
Receivables                 ---
Allowances                  ---
Inventory                   ---
Current-Assets              15,563
PP&E                        41,470
Depreciation                ---
Total-Assets                2,755,572
Current Liabilities         637,051
Bonds                       ---
Preferred-Mandatory         ---
Preferred                   ---
Common                      84,495
Other-Securities            ---
Total Liabilities and       2,812,605
Equity
Sales                       ---
Total Revenue               ---
CGS                         ---
Total Costs                 497,131
Other-Expenses              ---
Loss Provision              ---
Interest-Expense            ---
Income-Pretax               ---
Income-Tax                  ---
Income-Continuing           ---
Discontinued                ---
Extraordinary               ---
Changes                     ---
Net Income                  (385,727)
EPS-Primary                 (.02)
EPS-Diluted                 (.02)






                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              First National Entertainment Corp.




Dated:   May 20, 1997                                  /s/ Stephen
J. Denari
                              Stephen J. Denari
                              President









                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              First National Entertainment Corp.



Dated: May 20, 1997
By:_________________________________


                              Stephen J. Denari
                              President