Form 10KSB
period 1997-06-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 1997-09-29
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997                      Commission file
                                                               No.  0-18866

                                       OR

  [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                       FIRST NATIONAL ENTERTAINMENT CORP.
               (Exact name of small business issuer as specified in its charter)

               Colorado                                                        93-1004651
 -------------------------------                                           --------------------
(State or other jurisdiction of                                              (I.R.S. Employer
incorporation or organization)                                             Identification No.)

          600 Enterprise Drive, Suite 109, Oak Brook, Illinois  60521
          -----------------------------------------------------------
                    (Address of principal executive offices)

           2443 Warrenville Road, Suite 600, Lisle, Illinois   60532
           ---------------------------------------------------------
                    (Address of previous executive offices)

                                (630)  573-8209
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $0.005 Par Value
                          -----------------------------
                                (Title of Class)

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

Registrant's revenues for the 1997 Fiscal Year: $ -0-.

As of August 31, 1997 the registrant had 16,898,458 shares of its $.005 par value Common Stock outstanding. The aggregate market value of shares of Common Stock held by non-affiliates was $3,232,092 as of this date.

                                     INDEX





                                                 Part I.
                                                 -------                                              Page

 Item 1.        Business...........................................................................

 Item 2.        Properties.........................................................................

 Item 3.        Legal Proceedings..................................................................

 Item 4.        Submission of Matters to a Vote of Security Holders................................


                                                       Part II
                                                       -------

 Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters..............

 Item 6.        Management's Discussion and Analysis of Financial Conditions and results of operations......................................................................


 Item 7.        Financial Statements and Supplementary Data........................................

 Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........................................................


                                                      Part III.
                                                      ---------

 Item 9         Directors and Executive Officers of the Registrant.................................

 Item 10        Executive Compensation.............................................................

 Item 11        Security Ownership of Certain Beneficial Owners and Management.....................

 Item 12        Certain Relationships and Related Transactions.....................................



                                                       Part IV
                                                       -------

 Item 13        Exhibits, Financial Statement Schedules and Reports on Form 8-K....................

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         First National Entertainment Corp. (the "Company") was founded to pursue the acquisition, distribution and marketing of high quality entertainment properties targeted at the family market in all forms of media. The Company was incorporated on January 10, 1985, under the name of Power Capital Inc., a Colorado corporation. In November of 1989, Power Capital became a public company. On October 26, 1990 Power Capital acquired 100% of the stock of 1st National Film Corp., a California corporation (1st National Film - California) in a tax-free, stock-for-stock exchange. For financial reporting purposes this acquisition was considered a reverse acquisition, in which 1st National Film-California was deemed the acquiring or successor parent corporation. In December of 1990 the name of the Company was changed to 1st National Film Corp. (the "Company"), and 1st National Film - California's inception date of July 7, 1989 is considered the Company's inception date. In October of 1994, the Company changed its name to First National Entertainment Corp.

         In December, 1991 the Company completed the acquisition of all U.S. and Canadian distribution, merchandising and ancillary licensing rights to the completed animated film property Happily Ever After for approximately $1.35 million.

         In 1993, the Company left the developmental stage and entered the operational stage concurrent with the national theatrical release of Happily Ever After. The revenue resulting from the release of the motion picture, including other forms of media, was well below projections. Resulting losses were significant and the Company accumulated a substantial tax-loss carry-forward.

         During fiscal year 1997, the Company pursued several potential entertainment related opportunities, including continuing efforts to develop a video store chain and efforts to produce motion pictures/video entertainment and educational products. The Company was unable to complete financing of such interests. Also in fiscal 1997 the Company experienced a cash crisis. The income stream had completely stopped and certain expenses required payment. Management, at this time, negotiated operating loans funding operating expenses through June 30, 1997 on conditions a Turnaround Plan be put into effect.

         The new business plan contemplates continuation and expansion of the Company's activities in the entertainment industry while exploring new business opportunities that can immediately utilize its other unique resources.

         The Company had been listed and traded on the NASDAQ since July, 1991, until it was delisted July 3, 1997. The Company is appealing the delisting to the NASD Board of Governors. A decision is expected following their December, 1997 meeting. Currently the Company trades on the OTC Bulletin Board.

INDUSTRY OVERVIEW

         The Company competes with many other entertainment companies that have greater industry experience, acceptance and financial resources than the Company. The Company faces significant competition from companies in the field of acquiring, financing, developing, producing, marketing and distributing quality entertainment products into related markets.

FIRST NATIONAL ENTERTAINMENT CORP.

         The Company maintains unrestricted distribution rights to a variety of media and products for Canada and the United States relating to its full length animated movie - Happily Ever After. This movie is primarily aimed at the 3 to 7 year old market, films of this nature have continuing value since the target age group turns over quickly and there is a new market available every 3 to 5 years. An added asset is the fact that the movie has never been viewed on public or cable television.

         The Company is evaluating future endeavors in production and/or distribution of animated and live action movies. Further contractual activity will be dependent upon advice from recognized experts in the field. The Company is currently negotiating with a consultant in this domain and expects to conclude an agreement in fiscal 1998.

ENTERTAINMENT DIVERSIFICATION PLAN

In August 1995, the Company announced plans to begin a diversification plan into the retail video store industry. Several acquisition transactions were closed during the first half of fiscal year 1996, however, these acquisitions were later cancelled due to the unavailability of debt financing during the second half of fiscal year 1996.

In September 1996, the Company announced that it had exclusively optioned the screenplay "Chicago Blues" from a local screenwriter. Financing for this live action feature was budgeted at $1,000,000 and was offered via the formation of Windy City Pictures I, LLC. The Company was to serve as executive producer of this movie and intended to produce two to three such productions a year in Chicago. The project was cancelled when the Company failed to raise the revenue required and the exclusive option expired during the fiscal year.


STYLUS RECORDS

         In April of 1994 the Company acquired an 80% ownership in Stylus Records Inc. ("Stylus") from Lewin & Rosenthal and Frontline Records, which are an entertainment law firm and music distributor, respectively. Pursuant to the Stylus Founder's Agreement, the Company agreed to capitalize Stylus with 160,000 shares of its Common Stock, assumed $105,000 of long-term liabilities from Stylus and agreed to provide a line of credit for up to $500,000. Stylus in turn issued these shares to Lewin & Rosenthal and Frontline, and agreed to reimburse $105,000 to Lewin & Rosenthal and Frontline for their initial contributions. The Company retains an 80% ownership in Stylus, with Lewin & Rosenthal (15%) and Frontline (5%) as minority investment partners in Stylus. Currently the Company is negotiating with both minority partners to acquire their interests in Stylus. Additionally, the Company has elected to write off the remaining unamortized portion of goodwill and investment related to Stylus.

         In addition to its initial acquisition costs, Stylus has advanced over $308,000 for the development and promotion of Ms. Della Miles, most of which is contractually recoupable to Stylus from Ms. Miles' future royalties. However, there can be no assurance of any future royalties derived from Ms. Miles' efforts, and thus, there can be no assurance of any recoupment of Stylus' advances to date. Therefore, in accordance with the Statement of Financial Accounting Standards No. 50, ("FAS 50") Financial Reporting in the Record and Music Industry, the advance royalties have been expensed. Currently Ms. Miles continues to dispute the recoupment under her contract with the Company. (See Financial Statement, Note 9 "Stylus Records").


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

INSURANCE

         The Company maintains adequate insurance policies, including general liability, workers compensation and employers' liability and officers and directors. There can be no assurance that any of the above coverages will be adequate for the Company's needs.
         .
EMPLOYEES

         As of June 30, 1997 the Company had two permanent employees, including one officer and one staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good.

RESEARCH AND DEVELOPMENT

         The Company did not incur any research and development (R&D) costs in fiscal years 1997 and 1996. The Company does not expect to generate any significant R&D costs in fiscal 1998.

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


ITEM 2 - PROPERTIES

         The Company's principal executive offices are located at 600 Enterprise Drive, Suite 109, Oak Brook, Illinois 60521, telephone (630) 573-8209. The Company leases approximately 900 square feet of office space in an executive office complex. This lease commenced June 1, 1997 and expires May 31, 1998.

         The Company does not own production studios or warehouses, sound stages, music studios or any other related production facilities. As such, the Company does not have the fixed payroll, overhead and other operating costs associated with ownership and operation of such production facilities.


ITEM 3 - LEGAL PROCEEDINGS

         In the ordinary course of its business, the Company is from time to time threatened with or named as a defendent in various lawsuits. The Company is not currently involved in any material litigation. (See Financial Statement, Note 11 "Commitments and Contingencies").

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TURNAROUND PLAN

         The Company presented shareholders a Turnaround Plan on May 30, 1997. Included was a report on the current status of the Company and an expression of approval which was to be mailed in. A "Shareholder Consent to Turnaround Plan" was submitted by mail to shareholders of record of the Company and, to the extent known and identifiable, beneficial owners as of the close of business on Friday, May 23, 1997. The Company received an overwhelming response and received written approvals from shareholders holding approximately 2/3 of the outstanding shares of First National Entertainment Corp.

         The Company was reorganized with new management upon receiving overwhelming approval from the majority of its shareholders. Chairman and President Charles E. Nootens heads the new management team. Mr. Nootens has had considerable success in building and marketing businesses and completing financial transactions. The Company considers its primary assets to be:

         -  It's full-length animated motion picture, Happily Ever After.

         - The wide distribution of its publicly traded (OTC) stock with several market makers.

         - It's tax-loss carry-forward exceeding $26 million that maybe used to offset income taxes from operations under certain circumstances.

         -  Management services in exchange for fees.

         Although the Company continues to view the entertainment industry as important, and hopes to broaden its involvement in this sector of commerce, it also intends to create value by pursuing opportunities that can immediately utilize its other unique resources. (See Financial Statements, Note 12 "Continuing Operations and Subsequent Events").

EQUITY CONVERSION

         To fund its operations, the finance subsidiary will seek to raise $1,000,000 in a private placement on the terms and conditions described below. Mr. Nootens and NHI have agreed to exchange part or all of the Secured Demand Promissory Notes issued to them in connection with their respective loans to the Company during the Interim Period for the Units of Calls as described below. (See Financial Statement, Note 5 "Notes Payable to Shareholders").

OFFER TO ALL SHAREHOLDERS

         Although the Units of Calls do not involve any immediate dilution, if fully exercised, however, they could involve substantial dilution of voting power and economic interest to the Company's existing shareholders. As explained in more detail below under the caption "Description of Securities To Be Offered," each Call (which can be purchased for $.025 per share of the Company covered by the Call) entitles the holder to acquire 10 Common Shares of the Company for $.10 per share, or an aggregate price of $1.25, or $.125 per Common Share, if all Common Shares covered by the Call are exercised. On the other hand, if a purchaser of a Unit of Calls (who must pay $10,000 for a Unit) elects only to purchase one of the 400,000 shares covered by the Unit of Calls, the price for that single Common Share would be $10,000.10. It should be assumed, therefor, that purchasers of the Calls presently intend to exercise the right to purchase all of the Common Shares covered by the Call, thereby spreading the price of the Call over the largest number of Common Shares possible. THUS, THE OFFER OF THESE UNITS OF CALLS IS BEING MADE IN ORDER TO BE FAIR TO ALL OF THE COMPANY'S SHAREHOLDERS, AND TO GIVE ALL SHAREHOLDERS AN OPPORTUNITY TO

PARTICIPATE IN THE SECURITIES BEING OFFERED. IT IS ANTICIPATED THAT CERTAIN OF THE COMPANY'S OFFICERS AND DIRECTORS WILL PARTICIPATE IN THIS OFFERING.

DESCRIPTION OF SECURITIES TO BE OFFERED

         The Calls will be sold in Units entitling the holder of a Unit of Calls to purchase from FNFC up to 400,000 Common Shares of the Company (or an aggregate of 40,000,000 Common Shares of the Company should all 100 Units be sold and all Calls exercised for the Company's Common Shares) for a purchase price of $.10 per share or, in the event of the bankruptcy of the Company, 4,000 shares of FNFC's Common Shares (or an aggregate of 400,000 FNFC Common Shares should all 100 Units be sold and all Calls exercised for FNFC shares) for a purchase price of $1.00 per FNFC share. The Calls will not be exercisable for 12 months from the date of issuance and the exercise may be postponed if, in the opinion of the Company, the exercise will jeopardize the Company's net operating loss. The Calls will lapse as to 20% of the shares covered by each Unit on June 30 of each of 1999, 2001, 2003, 2005 and 2007, respectively, and the Calls will be redeemable at the option of the Company based on a formula.

         The purchase price for each Unit of Calls is $10,000 and the exercise price for each Common Share of the Company is $.10. Thus, a purchaser of the Unit of Calls who decides to exercise the Call with respect to all shares covered thereby (400,000 shares) would be $50,000 ($10,000 for the Call and $40,000 upon exercise). The mere purchase of a Call, without exercise, does not entitle the purchaser to receive any shares of either the Company or FNFC.

FIRST NATIONAL FINANCE CORP. (FNFC)

         The Corporation which the Company has established to implement the first phase of the Turnaround Plan is First National Finance Corp. (FNFC), an Illinois corporation.

         The Company will capitalize FNFC by contributing to FNFC 28 million shares of its common stock in exchange for the issuance to the Company by FNFC all its common shares. These shares will represent 100% of its issued common shares. Thus, FNFC, will be a wholly owned consolidated subsidiary of the Company. The Company's Common Shares being contributed to FNFC will not be deemed to be outstanding, and hence will not dilute the Company's primary earnings per share and will not be entitled to any voting rights, so long as these shares are held by FNFC. The issuance of these shares to FNFC is not expected to effect the Company's net operating loss.

         The Company obtained approximately $3.5 million dollars of assets ($2.9 million liquid short-term) with the issuance of preferred stock in FNFC and Calls. Included in the short term assets are loans receivable, interest and cash.

INDUSTRY OVERVIEW

         Urban areas are experiencing significant demands for redevelopment of single and multiple family dwellings. Many qualified developers responding to this demand require short term financing. The Company provides this financing generally in large metropolitan areas.

THE COMPANY'S FINANCING SERVICE OVERVIEW

         The Company is engaged in business of making relatively small, high yield bridge loans. These loans are typically in the range of $25,000 to $100,000 to developers and redevelopers of real estate and to a lesser extent tangible personal property and to producers, inventors, authors and syndicators of media, software and other similar entertainment and intellectual properties.

SALES AND MARKETING

         Through networking the Company has established by contacts in local markets allowing the Company to capitalize on their expertise. Guidelines have been established to attact clients capable of fulfilling their loan obligations on a timely basis. The Company's marketing strategy incorporates a continued review of client's needs, areas which require its services and development of long-term relationship with borrowers to more fully understand and anticipate their needs.

COMPETITION

         The short term loan industry is very competitive and fragmented.
There are limited barriers to entry and new competitors frequently enter the market. Some may possess substantially greater resources. The Company believes that the availability of quality loan candidates, level of service, effective monitoring of loan and renovation performance and the price of service are the principal elements of competition in the bridge loans.

EMPLOYEES

         As of September 15, 1997 FNFC has no employees and has a management agreement for all services with First National Entertainment Corp.

PROPERTIES

         The Company shares space with its parent in a leased office which has an annual lease ending June, 1998.

LEGAL PROCEEDINGS

         The Company is not currently involved in any litigation.


FIRST NATIONAL ENVIRONMENTAL TECHNOLOGIES, INC. (FNET)

BUSINESS

         Effective September, 1997 the Company established a subsidiary First National Environmental Technologies, Inc. (FNET) which acquired a Swiss Management Company, FNAT Franchising AG. The Company then obtained an 80% interest in GMbH (a German Sales Company) as a subsidiary of FNAT Franchising AG.

         The FNAT Franchising system uses a patented hardening process for polyester or vinyl-resin triggered by ultra-violet light to reline cracked or damaged underground pipes. The system is an advancement on current systems in capability, flexibility and substantially lower capital cost. The FNAT system has approximately 30% of the existing system equipment cost and may be transported in a small van.

         With the Ultra Violet light curing system versus the cold-hardening process our system can be cured with minimum impact on traffic or the environment. The UV light is instantaneous while the competitive hardening process requires ecologically damaging on-site mixing and twenty four hours or more of hardening time.

         Revenue is generated through franchise agreements. Under these agreements customers pay a license fee (franchise fee) and commit to an agreement to purchase lining material exclusively from the Company. The Company would establish objectives for material consumption. If the customer fails to meet the goals the Company has the right to cancel the franchise agreement.

         Potential customers upon signing an agreement will obtain the basic equipment without any downpayment, and receive technical training and assistance and marketing services. (See Financial Statement, Note 12 "Continuing Operations and Subsequent Events").

INDUSTRY OVERVIEW

         In the last ten years communities in northern and middle Europe began investigating the extent of damaged underground sewage and waste water pipes. In Germany at least 30% of underground pipes are damaged and need curing. Under present German laws communities and owners of underground pipes have a legal obligation to fix damaged sewer and waste water pipes. It is believed that there is an immediate market for over 100 systems in Germany and that it could expand with further damage evaluation and customer education to several hundred units. In the future FNAT may qualify to be used on fresh water pipes which could significantly expand the market.

ORGANIZATIONAL STRUCTURE

         Currently, FNET's President is also Managing Director of FNAT Franchising AG located in Zurich, Switzerland. The general management will be located with financial and marketing services directed from the Swiss location. Cash management will be located in Corporate at Oak Brook, Illinois.

         The subsidiary, GMbH has a Managing Partner responsible for operation. The managing partner of GMbH will sign up and train the new customers. The Company will expand its sales and technical assistance organization by hiring two regional managers working as independent contractors.

SALES AND MARKETING

         The Company's plan is to make the units available to customrs on a franchise basis. Prior industry experience should put the Company in contact with several customers who have been using a prior system that is no longer available.

         The Company will try to develop sales through three types of companies (initially in Germany). The potential customers are: (1) specialized pipe curing companies owning the necessary equipment, including other systems competing with FNAT Franchising AG, (2) pipe cleaning companies owning inspection and cleaning equipment, but not owning competing pipe curing systems, and (3) construction companies diversifying into pipe cleaning and curing as an addition to their traditional business.

COMPETITION

         Traditional systems of digging up the old pipes and completely replacing them. Also, in many countries, mainly in the UK and USA not only the traditional methods have a firm grip on the market, but also the cold-hardening method. These are competing systems.

         The Company believes that with the new advances in its equipment, ecological improvement and cost effectiveness it competes favorably with respect to these factors. It expects competition to increase and there can be no assurance the Company will remain competitive.



                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         The Company's $.005 par value Common Stock shares was traded on the NASDAQ 'Small Cap' Market System under the symbol "FNAT" through July 3, 1997. The following table shows the range of reported high and low bid quotations for the Company's Common shares, for the fiscal periods indicated, as reported on the NASDAQ Regular Market System through the National Quotation Bureau and NASDAQ Monthly Reports.




                                           High             Low
                                           ----             ---
Fiscal 1997:

         July - September                  $0.06            $0.09
         October - December                $0.25            $0.03
         January - March                   $0.16            $0.06
         March - June                      $0.13            $0.03


         As of September 1, 1997, the Company had 2,308 shareholders of record. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend on its Common Stock in the foreseeable future.

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

         In an agreement dated September 22, 1997 the Company has agreed to acquire the options for 800,000 shares of Company stock held by Mr. Stephen J. Denari for $17,000.00.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In recent years, substantially all of the Company's revenue has come from its film property, Happily Ever After. The film continues to have value for video, television, merchandising DVD rights fees and other rights fees.

         The Company's unamortized film costs associated with Happily Ever After totaled $500,000 at June 30, 1997. On June 30, 1997 the Company acquired the short term loan business under a subsidiary, First National Finance Corp., its initial step in a turnaround plan intended to diversify into additional revenue streams beyond the film.

         The Company has ended its venture into the music industry and has written off its investment (See Financial Statements, Note 9 "Stylus Records").

FORWARD LOOKING STATEMENTS

         The form 10-K includes certain "forward looking" statements, which reflect the Company's current expectations regarding the future results of operations, performance, and achievements. First Ntional Entertainment Corp. has tried, whereever possible, to identify these statements by having words such as

"believe", "anticipate", "expect" and similar expressions. Accordingly, these statements are subject to risks and uncertainties. The risks and uncertainties include the following: economic activity in the United States, continued strong building rehabilitation market with available mortgage funds; the Company to attract new businesses to its plan of diversification; the retention of key personnel; exposure to liability risk and changes in tax or regulatory requirements.

REVENUE

         The Company's revenues for fiscal year 1996 were comprised of producer participation royalties accrued from its former video distribution partner, Republic Pictures, for home video sales of the Company's animated motion picture property Happily Ever After. With the expiration of the agreement, revenue was nil in 1997 owing to the fact that revenue through June 1997 all revenue was obtained from Happily Ever After.

GROSS PROFIT

         Gross profits dropped from $13,542 in 1996 to zero in 1997.

OPERATING EXPENSES

         Operating expenses decreased 41.7% to $2.8 million from $4.8 million. The decrease was primarily a result of significant cost reduction in General and Administrative costs and elimination of litigation costs with settlement in the SEC investigation and shareholder class action suit. Included in operating expenses is a write down of film inventory of $2,200,000 to the estimated net realizable value.

OPERATING LOSS

         Operating loss decreased 40.4% to $2.8 million from $4.7 million.

OTHER (INCOME) EXPENSE

         Other (income) expense was $173,000 of expenses in 1997, as compared to $21,000 of expenses in 1996.

INCOME TAXES

         There was no income tax effect for 1997 and 1996, respectively. The Company is limited in its annual utilization of loss carryforwards under IRC
Section 382, "Limitation of Net Operating Loss Carryforwards", based on certain changes in ownership. (See Financial Statement, Note 7 "Income Taxes").

NET LOSS

         Net loss decreased to $2.9 million in 1997 from $4.7 million in 1996, as a result of the factors described above


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations through cash generated by operating activities and through external financing, including capital leases, private placement lines of credit and sale of warrants.

         As the Company's Turnaround Plan is initiated there will be increasing requirements for cash resources to fund operations, acquisitions and capital expenditures. During 1997 capital expenditures were primarily for computers and office furniture and fixtures.

         With the exception of possible acquisitions, the Company believes that its cash balance, funds from operations and planned line of credit will be sufficient to fund the operation of corporate management to continue the turnaround plan at least through the next six months.


MANAGEMENT REPORT

         The accompanying financial statements of First National Entertainment Corp. and Subsidiaries (the "Company") are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. It is necessary to include some amounts that are based on best judgement and estimates. The Company seeks to assure the objectivity and integrity of its financial records by careful selection of its employees and by insuring that its policies and methods are understood. The Board of Directors pursue oversight of financial reporting and internal control on a regular basis.It is believed by management as stated earlier it has sufficient funding to continue as a going conern.


ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       FIRST NATIONAL ENTERTAINMENT CORP.
                                AND SUBSIDIARIES
                              Oak Brook, Illinois

                       CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
First National Entertainment Corp.
  and Subsidiaries
Oak Brook, Illinois


We have audited the accompanying consolidated balance sheets of First National Entertainment Corp. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, cash flows, and shareholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Entertainment Corp. and Subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 12. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.




                                              Crowe, Chizek and Company LLP

Oak Brook, Illinois
September 17, 1997

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996


                                                                              1997               1996
                                                                              ----               ----
ASSETS
Current assets
    Cash                                                                $        52,272    $       156,993
    Cash escrow account                                                         500,000                  -
    Loans receivable, less allowance for loan losses of $25,000               2,186,315                  -
    Accounts receivable                                                               -             26,945
    Interest receivable                                                          52,653                  -
    Prepaid expenses                                                              4,883              9,514
                                                                        ---------------    ---------------
         Total current assets                                                 2,796,123            193,452

Real estate held for development                                                550,000                  -

Other assets
    Property and equipment, net                                                  12,607             42,064
    Film inventory, net of accumulated amortization of
      $10,062,101 in 1997 and $7,862,101 in 1996                                500,000          2,700,000
    Organization costs, net of accumulated amortization of
      $252,078 in 1997 and $106,904 in 1996                                           -            145,174
                                                                        ---------------    ---------------
         Total other assets                                                     512,607          2,887,238
                                                                        ---------------    ---------------

                                                                        $     3,858,730    $     3,080,690
                                                                        ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Notes payable to shareholders                                       $       200,000    $             -
    Accounts payable                                                            361,747            273,285
    Accrued expenses                                                            370,444            225,041
    Obligations under capital leases                                                  -             21,081
                                                                        ---------------    ---------------
         Total current liabilities                                              932,191            519,407

Minority interest in consolidated subsidiary                                  2,788,968                  -

Shareholders' equity
    Preferred stock, $.0001 par value, authorized 10,000,000
      shares, no shares issued and outstanding                                        -                  -
    Common stock, $.005 par value; authorized, 100,000,000
      shares; issued and outstanding, 16,898,458 shares                          84,495             84,495
    Paid-in capital                                                          26,650,608         26,090,608
    Accumulated deficit                                                     (26,597,532)       (23,613,820)
                                                                        ---------------    ---------------
         Total shareholders' equity                                             137,571          2,561,283
                                                                        ---------------    ---------------

                                                                        $     3,858,730    $     3,080,690
                                                                        ===============    ===============



         See accompanying notes to consolidated financial statements.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years ended June 30, 1997 and 1996



                                                                              1997               1996
                                                                              ----               ----

Total revenues                                                          $             -    $     1,153,542

Cost of revenues
    Amortization of film costs                                                        -          1,140,000
                                                                        ---------------    ---------------


GROSS PROFIT                                                                          -             13,542

Operating expenses
    Marketing, selling and royalties                                            103,542            253,158
    General and administrative                                                  361,693          2,219,111
    Gain on sale of furniture and equipment                                           -           (427,860)
    Settlement of litigation                                                          -          2,081,040
    Write-off film inventory costs                                            2,200,000            405,987
    Write-off goodwill and organization costs                                   145,174            225,000
                                                                        ---------------    ---------------
         Total operating expenses                                             2,810,409          4,756,436
                                                                        ---------------    ---------------


OPERATING LOSS                                                               (2,810,409)        (4,742,894)

Other expense                                                                   173,303             21,040
                                                                        ---------------    ---------------


NET LOSS                                                                $    (2,983,712)    $   (4,763,934)
                                                                        ===============     ==============

Net loss per share                                                      $          (.18)   $          (.33)
                                                                        ===============    ===============

Weighted average shares outstanding                                          16,898,458         14,314,317
                                                                        ===============    ===============






         See accompanying notes to consolidated financial statements.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years ended June 30, 1997 and 1996



CASH FLOWS FROM OPERATING ACTIVITIES                                             1997             1996
                                                                                 ----             ----
    Net loss                                                              $   (2,983,712)    $  (4,763,934)
    Adjustments to reconcile net loss to net cash used in
      operating activities
         Gain on sale of furniture and equipment                                       -          (427,860)
         Loss on disposition of capital leases                                     9,022                 -
         Write down of film inventory to net realizable value                  2,200,000                 -
         Amortization of film costs                                                    -         1,140,000
         Stock issued for services and compensation, net                               -             3,667
         Provision for doubtful accounts                                               -         1,126,097
         Other amortization and depreciation                                     148,070           279,880
         Issuance of common stock in settlement of
           class action lawsuit                                                        -         2,000,000
    Increase (decrease) in cash caused by change in assets
      and liabilities
         Accounts receivable                                                      26,945        (1,153,042)
         Accounts payable                                                         88,462            57,103
         Other assets and liabilities, net                                       150,034           472,633
                                                                          --------------    --------------
             Net cash used in operating activities                              (361,179)       (1,265,456)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of equipment                                                    -           531,387
    Acquisition of property and equipment                                         (3,542)          (14,186)
                                                                          --------------     -------------
         Net cash provided by (used in) investing activities                      (3,542)          517,201

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of warrants                                                          60,000                 -
    Loans from shareholders                                                      200,000                 -
    Issuance of common stock                                                           -           830,000
                                                                          --------------    --------------
         Net cash provided by financing activities                               260,000           830,000
                                                                          --------------    --------------

Increase (decrease) in cash                                                     (104,721)           81,745

Cash and cash equivalents at beginning of year                                   156,993            75,248
                                                                          --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $       52,272    $      156,993
                                                                          ==============    ==============







                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years ended June 30, 1997 and 1996



                                                                                 1997             1996
                                                                                 ----             ----
Supplemental schedule of noncash investing and
  financing activities
    During 1997, First National Finance Corp. (FNFC)
      acquired certain assets from corporations owned
      by the Chairman of the Board of Directors in exchange for
      $3,500,000, principal amount,  of FNFC preferred stock
      and warrants to acquire 20,000,000 shares of First National
      Entertainment Corp. common stock
         Loans receivable                                                    $  2,186,315
         Interest receivable                                                       52,653
         Real estate held for development                                         550,000
         Cash escrow account                                                      500,000
         Preferred stock                                                       (2,788,968)
         Additional paid-in capital                                              (500,000)
                                                                             ------------

                                                                             $          -
                                                                             ============






                See accompanying notes to financial statments.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Years ended June 30, 1997 and 1996



                                   Common Stock
                                   ------------
                               Number                        Additional
                                 of                           Paid-in         Accumulated
                               Shares         Amount          Capital           Deficit           Total
                               ------         ------          -------           -------           -----
Balance at
  July 1, 1995                11,293,631     $ 56,468          $  23,285,049     $ (18,849,886)   $4,491,631

Issuance of common
  stock for employee
  compensation,
  services, and
  professional
  fees, net                        4,365           22                  3,645                 -         3,667

Issuance of
  common stock                 1,617,143        8,086                821,914                 -       830,000

Issuance of
  common stock
  in settlement of
  class action lawsuit         4,000,000       20,000              1,980,000                 -     2,000,000

Cancellation of
  common stock
  pursuant to return
  by former Chairman             (16,681)         (81)                     -                 -           (81)

Net loss                               -            -                      -        (4,763,934)   (4,763,934)
                            ------------     --------              ---------       -----------    ----------

Balance at
  June 30, 1996               16,898,458       84,495             26,090,608       (23,613,820)    2,561,283

Issuance of
  Warrants                             -            -                560,000                 -       560,000

Net loss                               -            -                      -        (2,983,712)   (2,983,712)
                            ------------     --------              ---------       -----------    ----------


Balance at
  June 30, 1997               16,898,458     $ 84,495          $  26,650,608      $(26,597,532)    $ 137,571
                            ============     ========          =============      ============     =========






               See accompanying notes to financial statements.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First National Entertainment Corp. (a Colorado corporation) and its subsidiaries, First National Film Corp. - California, Stylus Records, and First National Finance Corp. (collectively referred to as the "Company"). As of June 30, 1997, there were nominal assets and liabilities in the Company's First National Film Corp. - California subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's primary business activity, through June 30, 1997, has been the acquisition, distribution, and marketing of high-quality entertainment properties targeted at the family market in film and other media.

First National Finance Corp. is engaged in the business of extending credit primarily to developers and redevelopers of real estate and to producers, inventors, authors, and syndicators of media software and similar entertainment and intellectual properties in the form of short-term, high yield bridge loans (typically in the range of $25,000 to $100,000) (see Notes 12 and 14).

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenues from the exhibition and sale of the Company's film entertainment properties are recorded when earned, based on the Company's rights under various exhibition/distribution agreements. Revenues from theatrical properties are recorded when exhibited, based on a percentage of box office receipts. Revenues from home video producer royalties are recorded based on reported sales and collections by the Company's distributor(s). Revenues from television, merchandising, and other related markets for the Company's film entertainment properties are recorded when the properties are released for sale in these media, subject to acceptance, collectibility, and other criteria.

The Company's revenues for fiscal year 1996 were comprised of producer participation royalties accrued from its former video distribution partner, Republic Pictures, for home video sales of the Company's animated motion picture property Happily Ever After.




                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost Recognition: Costs associated with the Company's entertainment properties are generally recognized consistent with associated revenues. Under Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films", the Company amortizes film costs for each period in proportion to the revenue recognized in the current period, relative to management's estimate of the total revenue to be realized from all markets for a given film property over its commercial life. Amortized film costs include acquisition, distribution, print, advertising, marketing, and certain other costs that benefit a property over its entire revenue-producing life. (Certain local advertising, marketing costs, and direct theatrical costs for a property are immediately expensed in the period of theatrical exhibition.)

Management reviews its revenue projections for film properties on a regular basis, which may result in changes of projected film revenues, costs, and rate of cost amortization, which can have a material effect on income for any current and/or future period. Estimated losses from a property, if any, are provided for currently.

Income Taxes: The Company accounts for income taxes using the deferred asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are provided as temporary differences arise between the basis of asset and liabilities for financial reporting and income tax reporting.

Earnings/(Loss) Per Share: Earnings/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted average number of common shares outstanding during the period. Since the Company has experienced net operating losses, the outstanding options and warrants to purchase common stock have an anti-dilutive effect. Therefore, options and warrants were not included in the earnings/(loss) per share calculation.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all investments with maturities of three months or less, when purchased, to be cash equivalents.

Film Inventory: Film inventory consists of certain capitalized costs for the acquisition, production, and exploitation of entertainment properties. Inventory is stated at the lower of unamortized cost or estimated net realizable value for each property. In accordance with SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films", the Company amortizes its film costs using the "individual film forecast method" which requires that cost amortization relate film costs to the estimated total gross revenues from all lifetime sources on an individual film basis. Amortization of film costs begins when a film property is released into its primary market and revenue generation has begun. Unamortized costs remain



                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as inventory on the balance sheet, with capitalized costs for the property's initial (primary) market recorded as current inventory, and capitalized costs associated with secondary markets recorded as non-current inventory.

Loans Receivable: Loans are stated net of the allowance for loan losses and unearned discount. Interest on loans is included in interest income over the term of the loan based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Loan fees and direct loan origination costs are deferred and amortized over the term of the loan as a yield adjustment.

Allowance for Loan Losses: An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs, net of recoveries. Although a loan is charged off by management when deemed uncollectible, collection efforts may continue and future recoveries may occur.

The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations (including their financial position and collateral values) and other factors and estimates which are subject to change over time. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years. Leasehold improvements are amortized over the useful lives of the improvements or the term of the lease, whichever is shorter.

Financial Instruments: The Company's financial instruments consist principally of loans receivable and are carried at amounts which approximate fair value.




                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards: On October 23, 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"); however, companies that choose to retain this method of accounting are required to provide expanded disclosures of pro forma net income and earnings per share in the notes to financial statements as if the new fair value method of accounting had been adopted. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply the accounting rules contained in APB 25. No additional disclosure requirements are necessary as there were no options issued for fiscal years subsequent to December 15, 1995.


NOTE 2 - ACCOUNTS RECEIVABLE

On August 16, 1994, the Company received an accounting statement from Republic Pictures (Republic), its former film distributor, that reported video sales and collection results for Happily Ever After through June 30, 1994. This statement reflected a lower producer royalty payment than the Company had anticipated because of certain assumptions used by Republic in the accounting statement that the Company believes were inconsistent with its distribution agreement with Republic. The Company communicated these issues to Republic and conducted a comprehensive third-party special audit of all reported video results. Republic subsequently agreed to revise the August 16, 1994 accounting statement for the number of videos shipped and, on September 26, 1994, delivered payment to the Company for this revised accounting statement, plus interest. However, according to the special auditor's report, Republic owes the Company a producer's bonus of 5% of the first one million units sold, which approximates $256,000, in addition to amounts owed the Company for foreign currency adjustments and excess units held in reserve of $184,000. In 1996, Republic reported units sold of 389,000 units, but because of certain cost assumptions used by Republic in submitting its accounting for these sold units, informed the Company that they have no liability for producer royalty payments. The Company maintains that under the terms of the Distributor Agreement, they are entitled to a specific amount for each unit sold or approximately $1,150,000 for 1996. The Company intends to vigorously pursue collection efforts with respect to these receivables, however, due to the uncertainty of the results of the collection efforts, the Company has charged off all of these outstanding receivables in 1996 and prior years.




                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 3 - FILM INVENTORY

The Company's film inventory is summarized as follows:


                                                                           1997            1996
                                                                         --------        --------
Unamortized film costs for Happily Ever After allocated
to the secondary market and recorded as a noncurrent asset                $500,000       $2,700,000




Amortization of capitalized film property costs is computed using the individual-film-forecast computation method as promulgated under SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films".
At June 30, 1996, the Company intended to amortize the remaining unamortized film costs for its Happily Ever After property over the next five years, subject to future market conditions altering this accounting estimate. The Company's computation of net realizable value as of June 30, 1997, has resulted in a significant change in the amount of unamortized costs permitted to be charged to future operations. Accordingly, a charge of $2,200,000 is reflected in the 1997 statement of operations to reflect the writedown of film property costs to their estimated net realizable value.

During fiscal year 1996, the Company evaluated the potential future marketability of its film version of the Nigel Miles-Thomas stage production of Cinderella. Based upon difficulties in securing satisfactory songwriting and financing, as well as the production of competitive properties by major Hollywood studios, the Company has decided to abandon its effort to produce this version of Cinderella. Accordingly, the previously deferred development and preproduction costs, in the amount of $405,987, were charged against 1996 income.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997 and 1996, consisted of the following:

                                                                                  1997             1996
                                                                                  ----             ----

    Office equipment                                                           $    14,350     $    12,610
    Furniture and fixtures                                                           3,377           1,575
    Capital leases                                                                       -          41,994
                                                                               -----------     -----------
                                                                                    17,727          56,179
    Less accumulated depreciation                                                    5,120          14,115
                                                                               -----------     -----------

         Net property and equipment                                            $    12,607     $    42,064
                                                                               ===========     ===========




                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 5 - NOTES PAYABLE TO SHAREHOLDERS

The notes payable to shareholders are payable on demand, bear interest at 10% per annum, and are collateralized by substantially all of the Company's assets.


NOTE 6 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

The minority interest in consolidated subsidiary includes shares of $1 par value, variable rate, cumulative, preferred stock issued by First National Finance Corp. At June 30, 1997, 3,500,000 shares had been issued at approximately $.80 a share. The liquidation preference of these shares is $3,500,000.


NOTE 7 - INCOME TAXES

The Company had cumulative net operating loss carryforwards of approximately $23.4 million at June 30, 1997, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.

Due to changes in the Company's ownership, the annual utilization of the net operating loss carryforwards arising prior to the ownership changes may be limited. Generally, the amount of those carryforwards available for annual utilization is based on the value of the Company at the time of the ownership change, multiplied by a rate specified by the Internal Revenue Service.

Significant components of deferred tax assets and liabilities at June 30, 1997 and 1996, are as follows:

                                                                                1997             1996
                                                                                ----             ----
    Deferred tax assets
         Net operating loss carryforwards                                 $    7,950,000    $    7,000,000
         Reserves and allowances                                                 100,000           375,000
                                                                          --------------    --------------
                                                                               8,050,000         7,375,000
    Valuation allowance                                                        8,050,000         7,375,000
                                                                          --------------    --------------

         Net deferred taxes                                               $            -    $            -
                                                                          ==============    ==============




                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 7 - INCOME TAXES (Continued)

A valuation allowance has been established by the Company due to the uncertainties of the realization of deferred tax assets based on the Company's prior history of tax losses. The valuation allowance increased approximately $675,000 in 1997 due to the increase in net deferred tax assets. Management will continue to re-evaluate the appropriateness of the valuation allowance in future years.

There were no income tax payments in the years ended 1997 and 1996.


NOTE 8 - SHAREHOLDERS' EQUITY

Preferred Stock: The Company has authorized the issuance of 10,000,000 shares of $.0001 par value preferred stock. At June 30, 1997, the Company had not issued any preferred shares.

Common Stock: In 1996, the Company issued 4,365 shares for employee compensation, contractual services, and professional fees valued at $3,667.

In the second quarter of 1996, the Company initiated an equity restructuring program in which the Company issued 1,260,000 shares of its common stock (par value $.005) along with warrants to purchase an additional 1,260,000 shares of its common stock (par value $.005) at $1/share. Total proceeds from the offering amounted to $830,000. On October 6, 1996, the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of these warrants. These 1,260,000 warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension at the same price until December 31, 1998, for no additional consideration or an extension until December 31, 1999, at a share price of $.15 for additional consideration of $.05 per warrant or an extension until December 31, 2000, at a share price of $.05 for additional consideration of $.10 per warrant. During the year ended June 30, 1997, warrants for 800,000 shares were extended to December 31, 1999, and warrants for 200,000 shares were extended to December 31, 2000. Additional paid-in capital of $60,000 was received from these transactions.

Rentrak, Inc. of Portland, Oregon is a large distributor of video cassettes on a pay per view basis nationally. On December 22, 1995, the Company and Rentrak entered into a ten-year agreement whereby Rentrak purchased 357,143 shares of common stock for $200,000. Rentrak has also agreed to acquire an additional $10,000 of common stock for each new non-Rentrak video store acquired by the Company.

On December 28, 1995, the Company issued 4,000,000 shares of common stock as part of the settlement of a class action lawsuit (see Note 10 - Settlement of Legal Matters).





                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

Stock Options: On May 21, 1993, shareholders approved an incentive stock plan which reserved 3,500,000 shares of the Company's common stock for issuance under the 1993 Incentive Stock Option Plan ("ISO") and the 1993 Non-Qualified Stock Option Plan ("NQSO") (collectively referred to as the "1993 Plan"). The 1993 Plan provides incentives to officers, directors, employees, consultants, and advisors in the form of stock options, subject to certain restrictions.
The Company's Board of Directors determines the granting of options under the 1993 Plan, including the exercise period, contingencies, vesting periods, and employee qualifications. Options to be issued under the ISO are intended to qualify as "incentive stock options" under Section 422 of the 1986 Internal Revenue Code (the "Code"), as amended. Options granted under the NQSO are subject to fewer restrictions than the ISO and are considered "Non-Statutory Stock Options" as defined in the Code. As of June 30, 1997, 25,000 options had been issued under the 1993 Plan. The 25,000 options were issued in August 1993 at the exercise price of $1.53 per share. All of the outstanding options were exercisable at June 30, 1997. No options were exercised during the fiscal years ended June 30, 1997 and 1996.

On May 10, 1995, the Company hired Stephen J. Denari as President and Director and promoted Eugene E. Denari, Jr. (father of Stephen) to the position of Senior Vice President and Director. On June 28, 1995, Eugene Denari, Jr. replaced Milton Verret as Chief Executive Officer. On June 26, 1995, the Board approved a stock option grant for 800,000 and 500,000 shares of the Company's common stock at an option price of $.40 per share (the then current market value) to Stephen Denari and Eugene Denari, Jr., respectively. These options may be exercised in accordance with a vesting schedule which extends over a five-quarter period. One-fifth of the options are exercisable each quarter beginning July 1, 1995, until July 1, 1996, at which time all options are vested and exercisable. During fiscal year 1996, Eugene Denari resigned from the Company and its Board; as a part of his resignation settlement, the stock option grant covering 500,000 shares previously granted was entirely canceled. No options were exercised during the fiscal year ended June 30, 1997 and 1996.

Employee Stock Purchase Plan: The Company implemented an Employee Stock Purchase Plan in 1994 which permits substantially all employees to acquire Company common stock. Participating employees may acquire stock at the end of each six-month period (June 30 and December 31 of each year) at a purchase price of 85% of the lower of fair market value at the beginning or end of the period. Employees may designate up to 10% of their base compensation for the purchase of stock under this plan. There are no charges to income in connection with this plan.





                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 9 - STYLUS RECORDS

In April 1994, the Company acquired a majority ownership in Stylus Records, a Delaware Corporation, for 160,000 shares of common stock and the assumption of $105,000 in liabilities. The Founders' Agreement calls for the Company to guarantee certain stock values for 60,000 of these issued shares relative to their market price as of March 31, 1996. The Company has the option to issue additional shares to the extent of any difference between the market price and the guarantee price. The shares issued for this acquisition, including the price guarantees, were valued at $375,000. The Company maintains an 80% ownership in Stylus, with its investment partners Lewin & Rosenthal and Frontline Records maintaining 15% and 5% ownership interests, respectively.
The purchase method of accounting was used to record this acquisition. The initial investment included $300,000 of goodwill and $252,078 of organizational costs. At June 30, 1996, the Company evaluated the underlying value of goodwill and the appropriateness of amortizing this asset over future periods. Based upon this evaluation, the Company determined that the original basis for carrying goodwill had diminished and therefore there is no basis for carrying this asset forward to future years. Accordingly, the unamortized balance of $225,000 was charged against 1996 income. Similarly, the Company charged off the unamortized amount of organization costs as of June 30, 1997.


NOTE 10 - SETTLEMENT OF LEGAL MATTERS

On June 27, 1995, the Securities and Exchange Commission Division of Enforcement filed a complaint against the Company, its former CEO, and several of its former officers and employees. The suit was the result of an informal investigation which commenced in fiscal year 1994 and alleged, among other things, that between the fall of 1992 and June 1993, First National and certain individual members then in management disseminated materially false and misleading information to the public regarding projections of revenue that the Company would earn from the release of the animated film Happily Ever After.

The Company entered into an agreement with the SEC to settle the suit on June 27, 1995. As part of the settlement, Milton J. Verret agreed to resign as the Company's Chief Executive Officer, Chief Financial Officer, and Chairman of the Board and is prohibited from attempting to influence First National's management or shareholders in the nomination of directors or other corporate matters during the pendency of the litigation against him. In addition, Mr. Verret agreed to vote his First National Entertainment Corp. common stock in proportion to the votes cast by the Company's other shareholders. As a result of the SEC investigation which began in November 1994, Jeffrey Schwaber resigned as President (even though he was not implicated by the SEC) and Rick
D. Busby and Michael Swingler resigned as officers and directors. On May 10, 1995, the Company hired Stephen J. Denari as President and Director and promoted Eugene E. Denari, Jr. (father of Stephen) to the position of Senior Vice President and Director, and on June 27, 1995, Eugene E. Denari, Jr. replaced Mr. Verret as Chief Executive Officer, who resigned as an officer and director.





                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 10 - SETTLEMENT OF LEGAL MATTERS (Continued)

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

Class Action Lawsuit: The Company and its former executive officers and directors were defendants in a class action lawsuit which commenced in the United States District Court for the Eastern District of Pennsylvania. The action was commenced on July 8, 1993, certified as a class action on September 8, 1994, and alleged fraud and various violations of securities laws in connection with the Company's public disclosures during the period preceding and through the theatrical release of the film Happily Ever After. The Company's motion for a change of venue from Philadelphia to the Western District of Texas was granted on January 31, 1995. The class incorporates all persons who acquired the Company's common stock between March 9, 1993, and June 2, 1993, inclusive. On June 30, 1995, a second shareholder lawsuit was filed in the United States District Court for the Western District of Texas (seeking to be certified as a class action) covering the same facts as the previous shareholder suit. On December 28, 1995, the Company settled the first suit for $50,000 in cash and 4,000,000 shares of common stock, valued at $.50 per share. These amounts, plus legal costs, have been recorded in the 1996 statement of operations as settlement of litigation. The second class action lawsuit filed on June 30, 1995, was dismissed by the plaintiffs based on the settlement of the previous suit.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company received notice from the Screen Actors Guild that supplemental residuals of 4.5% of the first $1,000,000 and 5.4% of all remaining gross producer receipts are due them. The Company's entertainment counsel is researching the matter to determine if the Company has a liability related to this matter. As of June 30, 1997, there has been no determination of liability and the Company believes that if any residuals are due, they are the responsibility of Lou Scheimer and Filmation (the original producer of the film) or its successor in interest.

Contingent Liabilities Against Future Revenues: The Company has agreed to pay compensation to various parties based on gross revenues from the film Happily Ever After as follows:

    Mr. Lou Scheimer, creator and original owner of Happily Ever After:

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





                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

    Technovision Industries, Inc., marketing consultant for Happily Ever After:

         Home Video           -   5% of net Company collection proceeds from
                                  Republic, after partial deductions for
                                  Scheimer royalties.

    American Softworks Corp. for Happily Ever After:

         Video Games          -   50% of net proceeds to the Company after
                                  deductions for manufacturing, marketing, and distribution by the distributor.


NOTE 12 - CONTINUING OPERATIONS AND SUBSEQUENT EVENTS

The Company has historically incurred operating losses and at June 30, 1997, has an accumulated deficit of approximately $26.6 million. Since new management was installed at the end of fiscal year 1995, the Company has substantially reduced its operating overhead by reducing full-time staff from 14 permanent and 15 temporary employees to 2 full-time professional staff at the end of fiscal year 1997.

The Company's distribution agreement with Republic Pictures covering Happily Ever After expired in October 1996. The television distribution agreement of Happily Ever After previously reported with Seagull Entertainment was canceled as of June 30, 1996, for lack of performance. The Company is currently in negotiations with another distributor for both television and video rights of this property.

Effective June 30, 1997, the Company acquired certain assets from corporations owned by Mr. Charles E. Nootens, Chairman of the Company's Board of Directors, through First National Finance Corp. (FNFC), a newly-formed wholly owned subsidiary of the Company. The new venture is an active business, previously operated by Mr. Nootens, to extend credit to real estate developers and others at rates substantially higher than conventional real estate and commercial loans. See Notes 1 and 14. FNFC issued $3,500,000, principal amount, of preferred stock and 50 call pack options, at $10,000 each, to purchase 20,000,000 shares of FNEC at 10 cents a share.





                                 (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





NOTE 12 - CONTINUING OPERATIONS AND SUBSEQUENT EVENTS (Continued)

In the future, FNFC expects to continue making real estate bridge loans and also to make bridge loans for completion of theatrical and movie productions, acquisition of distribution rights for entertainment products, completion of interactive games, and acquisition or financing of various forms of intellectual media and software entertainment.

In September 1997, the Company acquired a Swiss management company having the rights to certain ultraviolet light technology in exchange for 1,500,000 shares of common stock, and self-liquidating note in the amount of $5,000,000. This note will be liquidated by application of certain future tax benefits earned by a U.S. Subsidiary. An additional $1,000,000 shares were issued as a broker's commission, warrants to acquire an additional 20,000,000 shares of common stock at 12-1/2 cents a share, preferred stock in the principal amount of $1,862,000. This patented technology is used in the repair of underground pipes using light-curing glass fibre reinforced plastic liners. Initially, this product will be marketed in Germany, Austria, and Switzerland.

As of June 30, 1997, FNFC had issued additional call pack options to purchase an aggregate of 8,000,000 of the Company's common shares. These calls were issued for a consideration of 2-1/2 cents per share and entitle the holder to purchase shares at 10 cents per share or an aggregate of $800,000.


NOTE 13 - FOURTH QUARTER ADJUSTMENT

During the fourth quarter of fiscal year 1997, amortization of film inventory costs was adjusted to reflect changes in total estimated revenue from Happily Ever After. Based on the change in revenue estimates and the related costs associated with those revenues, net film inventory cost was reduced by approximately $2,200,000. No other significant quarter-to-quarter fluctuations were noted. The changes in estimates made during the fourth quarter were based on management's plans and estimates for the film.


NOTE 14 - ACQUISITION

Effective June 30, 1997, the Company formed a wholly owned subsidiary to acquire certain assets from corporations owned by Mr. Charles E. Nootens, Chairman of the Board of Directors, in exchange for $3,500,000 of face value First National Acceptance Corp. cumulative, variable rate, preferred stock and call pack options to purchase 20,000,000 shares of First National Entertainment Corp. common stock. These assets included real estate, a cash escrow account, and finance company type loans. The acquisition was treated as a purchase and recorded at the fair market of the assets received.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                              Oak Brook, Illinois

                       CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996





                                    CONTENTS





REPORT OF INDEPENDENT AUDITORS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1


FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

    CONSOLIDATED STATEMENTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

    CONSOLIDATED STATEMENTS OF CASH FLOWS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . . . . . . . . .    6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 9 - DIRECTORS AND  EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the Executive Officers and Directors of the Board for the Company, their ages, positions held with the Company and term of service as Director of the Company, as of June 30, 1997.

             NAME              AGE      POSITIONS HELD WITH COMPANY             PERIODS OF SERVICE AS COMPANY DIRECTOR
-----------------------------------------------------------------------------------------------------------------------------------
  Charles E. Nootens           56       Chairman of the Board of Directors          April 1997 to Present
                                        President                                    June 1997 to Present

  Geoffrey W. McGrath          24       Secretary and Director                      March 1997 to Present


  Kenneth E. Scipta            56       Director                                     June 1997 to Present


  James S. Yerbic              58       Director                                     June 1997 to Present


         Joanne K. Fabere, age 40, served as Controller, Secretary and Director until her resignation on December 31, 1996.

         Stephen J. Denari, age 44, served as President, Acting Chief Financial Officer, Chief Operating Officer and Director tendered his resignation on June 27, 1997.

         Kenneth E. Scipta was appointed CEO by the Board effective August 1, 1997. On September 10, 1997 Mr. Scipta replaced Mr. McGrath as Secretary.

         All Directors serve until the next annual meeting of stockholders and the concurrent election of directors. All officers serve at the pleasure of the Board of Directors. No Director holds directorships in other reporting companies.

BUSINESS EXPERIENCE OF NOMINEES AND EXECUTIVE OFFICERS

CHARLES E. NOOTENS - Mr. Nootens (age 56) is the Chairman of the Board, President and a Director of FNAT. He is also President and sole director of FNFC and a director of FNET. Prior to joining the Company, he was President and primary stockholder of Shiloh Inc., which was engaged in a business similar to FNFC. Prior thereto, he was President of American Energy Management, Inc., which he founded in 1987 and sold in 1995. Mr. Nootens is a graduate of the University of Chicago (A.B. 1963 and MBA 1964). He majored in accounting and worked as an auditor for Arthur Andersen & Co. prior to founding American Energy Management, Inc.

KENNETH E. SCIPTA - Mr. Scipta (age 56) is the CEO and a Director of FNAT. Prior to joining the Company, he was President and Board Member of Mid-West Spring Manufacturing Company, one of the five largest spring companies in the USA. During his twenty years with the company he served as Vice President of Finance and Vice President of Sales & Marketing. Mr. Scipta is a CPA and initially worked as an auditor with Ernst & Young. He is a graduate of St. Joseph's College, Indiana (BA - 1966).

JAMES S. YERBIC - Mr. Yerbic (age 58) is a Director of FNAT. He currently is an independent business consultant. For many years he was a senior financial officer and business development officer for several companies, including Duchossois Industries (1992 to 1996), Eagle Industries (1989 to 1991), Jepson Industries (1985 to 1989) and McGraw-Edison Company (1973 to 1985). Prior to that he was with Arthur Andersen & Co. He is a graduate of Bradley University (BS - 1967).

GEOFFREY W. MCGRATH - Mr. McGrath (age 24) is a Director and Secretary of FNAT. He is also a Vice President and Director of NHI, where he is responsible for NHI's investment in FNAT as well as certain other investments in the NHI portfolio. He is a graduate of the University of Illinois, Champaign-Urbana (BA - 1997).

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid during the last three fiscal years to the Company's executive officers and directors.

                    Annual Compensation                        Long-Term Compensation
                    -------------------                        ----------------------
                                         Other        Restricted          Securities
Name and            Fiscal                Annual           Stock            Underlying         All Other
Principal Position   Year      Salary    Compensation     Awards           Options/SARs(#)    Compensation
------------------   ----      ------    ------------     ------           ---------------    ------------

Stephen J. Denari    1996     $103,846                    $     0             800,000(b)           0

President, Chief
Operating Officer &  1997     $ 82,692(a)
Acting CFO

Joanne K. Fabere     1996     $ 29,230                    $     0                   0              0

Controller
Company Secretary    1997     $ 12,308(c)

NOTES:
(a)  Mr. Denari tendered his resignation effective June 27, 1997.

(b) Mr. Stephen J. Denari received an option to purchase 800,000 shares of Company stock in June 1995 at the exercise price of $0.40 per share which vested over a period from July 1, 1995 through July 1, 1996. Mr. Denari has agreed to cancel the option for $17,000.

(c) Ms. Fabere resigned effective December 31, 1996.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCK HOLDINGS OF MANAGEMENT

The following table sets forth as of August 31, 1997 all persons known by the Company to be a beneficial owner of more than five percent of any class of the Company's voting securities and the security ownership in the Company or its affiliates, directly or indirectly by all directors and nominees, executive officers and all directors and officers of the Company as a group. Unless otherwise stated, the nature of beneficial ownership is that of sole voting power and sole investment power.

      NAME AND ADDRESS OF          AMOUNT AND NATURE OF           PERCENT
       BENEFICIAL OWNER            BENEFICIAL OWNERSHIP           OF CLASS(1)



 STEPHEN J. DENARI                       800,000(2)                4.4%
 600 ENTERPRISE DRIVE, STE
 109, OAK BROOK, IL  60523

 CHARLES E. NOOTENS                      416,000(3)                2.3%
 600 ENTERPRISE DRIVE, STE
 109, OAK BROOK, IL  60523

 KENNETH E. SCIPTA                        12,000                    .07%
 600 ENTERPRISE DRIVE, STE
 109, OAK BROOK, IL  60523

 GEOFFRY MCGRATH                       1,110,000                   6.1%
 NIMBUS HOLDINGS, INC.
 943 EDGEMERE CT.
 EVANSTON, IL 60202


(1) Calculated based upon 16,898,458 shares of Common Stock issued and outstanding as of the Record Date of August 31, 1997. In addition to its Common Stock, the Company had outstanding as of August 31, 1997, 1,260,000 Warrants to purchase one share of common stock, $0.005 par value each. None of the holders of the Warrants are entitled to vote, receive dividends, receive notices of meetings or to any other shareholder rights on account of the Warrants prior to exercise thereof.

(2) Mr. Stephen J. Denari received an option to purchase 800,000 shares of Company stock in June 1995 at the exercise price of $0.40 per share which vest over a period from July 1, 1995 through July 1, 1996. This table includes the underlying securities for options vesting within 60 days of the Company's fiscal year end (June 30, 1996.). Mr. Denari has agreed to cancel the option.

(3) Of the shares beneficially owned, 200,000 of these shares represent shares that may be purchased on existing warrants at $.05 per share. (See Financial Statements, Note 8 "Shareholders' Equity").


(4) Geoffry McGrath owns 6.1% of the shares and serves as Vice President and Director of Nimbus Holdings. Accordingly, Mr. McGrath may be deemed to beneficially own the shares of Common Stock held by Nimbus Holdings.

(5) Of the shares beneficially owned, 600,000 of these shares represent shares that may be purchased upon exercise of warrants at $.15 per share. (See Financial Statements, Note 8 "Shareholders' Equity").

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         None


COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         The Securities Exchange Act of 1934 requires all executive officers, directors and 10% or greater shareholders to report any changes in their ownership of Company common stock to the Securities and Exchange Commission, NASDAQ and the Company.


PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules:

         See Table of Contents at the beginning of attached financial statements.

Exhibits required by Item 601 of Regulation S-B.


 EXHIBIT NO.     DESCRIPTION

 3.1 * Articles of Incorporation as Amended on 7/1/93 approved by shareholders on May 21, 1993 (Restated as Amended). (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

 3.1.1           Amendment of Articles of Incorporation approved on October 28,
                 1994.

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

REPORTS ON FORM 8-K DURING THE LAST QUARTER

         On May 27, 1997, the Company filed on Form 8-K, that for its first venture company it will invest in First National Finance Corp. (FNFC) a company engaged in making relatively small bridge loans. FNFC will be capitalized with FNAT stock which it will offer in Calls. The Calls will be sold in Units of 400,000 entitling the holder to purchase Common Shares at $.10 per share. The Calls lapse as to 20% of the shares on June 30, 1999, 2001, 2003, 2005 and 2007 respectively. The purchase price of each unit is $10,000. The offering is made to shareholders as of the close of business May 23, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  __________, 1997

                                        FIRST NATIONAL ENTERTAINMENT CORP.



                                        By:  ________________________
                                             Charles E. Nootens
                                             President





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                    TITLE                                   DATE


____________________      CHAIRMAN, PRESIDENT,               __________, 1997
CHARLES E. NOOTENS

_____________________     CHIEF EXECUTIVE OFFICER, DIRECTOR  __________, 1997
Kenneth E. Scipta

                                 EXHIBIT INDEX







 Exhibit No.   Description                                                  Comment
 -----------   -----------                                                  -------
 3.1 *         Articles of Incorporation, as amended                        Restated as Amended
 3.1.1         Articles of Amendment to the Articles of Incorporation       Adopted October 28, 1994 (Filed
 3.2 *          By-laws                                                     concurrently)
                                                                            By-laws see Note 1
 4.1 ***       Instruments Defining Rights of Security Holders              Class A & B Warrants
 10.1 *        Non-Statutory Stock Option Plan                              April 1, 1993
 10.2 *        Incentive Stock Option Plan                                  April 1, 1993
 10.3 *        Employment Agreement with Jeffrey Schwaber                   March 26, 1993
 10.4 *        Employment Agreement with Rick Busby                         January 15, 1993
 10.5 *        Stock Purchase Agreement with Milton Verret                  December 1, 1991
 10.6 *        Continental Capital & Equity Agreement                       March 5, 1993 and Addenda May 11, 1993
 10.7 *        Technovision Agreement                                       March 16, 1993
 10.8 *        Entertainment Marketing & Communications Agreement           February 3, 1992 and June 15, 1993
 10.9 *        American Softworks Agreement                                 June 17, 1993
 10.10 *       Worldvision Agreement                                        July 16, 1993
 10.11**       Employee Stock Purchase Plan                                 January 22, 1994
 10.12**       Worldvision Agreement, as amended                            April 13, 1994 and May 23, 1994
 10.13**       Stylus Records Founder's Agreement                           April 15, 1994
 10.14**       Technovision Agreement, as amended                           June 10, 1994
 10.15 ****    Employment Agreement with Stephen J. Denari                  May 10, 1995 (Filed concurrently)
 10.16****     Non-Qualified Stock Option Grant Agreement with              June 26, 1995 (Filed concurrently)
                     Eugene E. Denari, Jr.
 10.17****     Non-Qualified Stock Option Grant Agreement with              June 26, 1995 (Filed concurrently)
                    Stephen J. Denari
 10.18****     Promissory Note from Milton J. Verret                        July 14, 1995 (Filed concurrently)
 10.19****     Distribution Agreement with SeaGull Entertainment , Inc.     October 4, 1995 (Filed concurrently)
 10.20****     Amendment to Promissory Note and Collateral Agreement        July 14, 1995
               with Milton Verret
 10.21         Option agreement with Viviene Crowe                          September 14, 1996
 16.1**        Letter from previous auditor                                 June 30, 1994
 21.1**        Subsidiaries of the Registrant, as amended                   Restated as Amended

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