Form 10QSB
period 1997-09-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 1997-11-14
CIK 853832

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1997

Commission file No.  0-18866

                                      OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


                      FIRST NATIONAL ENTERTAINMENT CORP.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


         COLORADO                                      93-1004651
         --------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)



         600 ENTERPRISE DRIVE, SUITE 109, OAK BROOK, ILLINOIS  60523
         -----------------------------------------------------------
                   (Address of principal executive offices)

                               (630)  573-8209
                   ----------------------------------------
             (Registrant's telephone number, including area code)





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


As of NOVEMBER 10, 1997 the registrant had outstanding 18,398,458 shares of its $.005 par value Common Stock.

                                    INDEX



                        Part I - Financial Information

                                                                                        Page
Item 1  Consolidated Balance Sheets..................................................

        Consolidated Statements of Income............................................

        Consolidated Statements of Cash Flow.........................................

        Notes to Consolidated Financial Statements...................................

Item 2  Management's Discussion and Analysis of Financial Conditions and Results
        of Operations................................................................


                  Part II - Other Information and Signatures



Item 5  Other Information............................................................

Item 6  Exhibits and Reports on Form 8-K.............................................

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)




--------------------------------------------------------------------------------

September 30,                                           1997        1996

--------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                               $232,915     $38,967
 Cash escrow account                                 500,000          --
 Loans Receivable, net of allowance                2,226,083          --
 Accounts receivable, net of allowance                 5,048      26,945
 Interest Receivable                                 104,957          --
 Other                                                 4,881       9,314

--------------------------------------------------------------------------------
Total Current Assets                               3,073,884      75,426

--------------------------------------------------------------------------------

Real estate held for development                     550,000          --

Property and equipment, net                           50,146      41,470

Other Assets
 Film inventory, net of accumulated
  amortization of $10,062,101 (1997) and
   $7,862,101 (1996)                                 500,000   2,648,210
 Intangible assets, net of accumulated
  amortization of $119,508 (1996)                         --     132,570
Organization Costs                                   519,349          --
Franchise rights                                      22,686          --
--------------------------------------------------------------------------------
Total Other Assets                                 1,042,035   2,822,250

--------------------------------------------------------------------------------

TOTAL ASSETS                                      $4,716,065  $2,897,676

================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)





-------------------------------------------------------------------------------

 September 30,                                               1997          1996

-------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
  Notes payable to shareholders                          $328,947     $      --
  Accounts payable                                        322,608       245,037
  Accrued expenses                                        459,622       235,410
  Obligations under capital leases                             --        21,081

-------------------------------------------------------------------------------

 Total Current Liabilities                              1,111,177       501,528

-------------------------------------------------------------------------------

 Minority interest in consolidated subsidiary           2,788,968            --

 Shareholders' Equity
  Preferred stock, $.0001 par value,
  authorized 10,000,000 shares,
  issued and outstanding, 1,862,500                           186            --

  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
   1997,  18,398,458 shares, and
   1996,  16,898,458 shares                               528,842        84,495
  Dividends payable                                       (30,000)           --
  Paid in capital                                      26,850,608    26,090,608
  Accumulated deficit                                 (26,533,716)  (23,778,955)

-------------------------------------------------------------------------------

 Total Shareholders' Equity                               815,920     2,396,148

-------------------------------------------------------------------------------

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                 $4,716,065    $2,897,676

===============================================================================


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



--------------------------------------------------------------------------------

  For the three months ended September 30,            1997        1996

--------------------------------------------------------------------------------
  TOTAL REVENUES                                  $  142,188   $ 103,579

  COST OF REVENUES
   Amortization of film costs                             --      51,790

---------------------------------------------------------------------------

  GROSS PROFIT (LOSS)                                142,188      51,789

---------------------------------------------------------------------------

  OPERATING EXPENSES
   Marketing, selling  & royalties                        --      18,826
   General and administrative                         78,371     198,098

---------------------------------------------------------------------------

  TOTAL OPERATING EXPENSES                            78,371     216,924


  OPERATING PROFIT (LOSS)                             63,817    (165,135)

---------------------------------------------------------------------------

  OTHER INCOME                                            --          --

---------------------------------------------------------------------------

  NET INCOME (LOSS)                                  $63,817   $(165,135)

===========================================================================


  NET  PROFIT (LOSS) PER SHARE                    $       --       $(.01)

===========================================================================

  Weighted average shares outstanding             18,398,458  16,898,458

===========================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------

For the three months ended September 30,                1997        1996

--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                    $63,817    $(165,135)

  Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization of film costs                               --        51,790
  Other amortization, depreciation, write-offs          6,885       116,778
 Changes in operating assets and liabilities, net     (47,080)     (121,458)

--------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                23,622      (118,025)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property and equipment                38,425            --
  Organization costs                                  519,349            --

--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                  557,774            --

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of warrants/calls                           59,000            --
  Loans from shareholders                             268,947            --
  Dividends paid                                      (30,000)           --
 Common Stock Issuance                                416,848            --

--------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES               714,795            --

NET INCREASE/(DECREASE) IN CASH                       180,643      (118,025)

CASH - BEGINNING OF PERIOD                             52,272       156,993
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                 $232,915       $38,968
================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------

For the three months ended September 30,               1997        1996


----------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities


   The Company, during the quarter ended September 30, 1997, issued calls to reduce Notes Receivable for $140,000.
   The Company also issued Common and Preferred stock for Franchise Rights acquired by its subsidiary, First National Environmental Technologies, Inc.



























================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)\
September 30, 1997


--------------------------------------------------------------------------------

NOTE 1  GENERAL

--------------------------------------------------------------------------------

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 (unaudited) and the unaudited results of operations and cash flows for the three months ended September 30, 1997 and 1996. The financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally made in an Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


--------------------------------------------------------------------------------

NOTE 2  CONDENSED SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned and majority subsidiaries, including a 100% owned FNAT Umwelttechnik AG in Switzerland and 80% owned KTV Kanal Technik GMbH & Co. Vertriebs K.G. located in Germany. All material intercompany balances, transactions and stockholdings are eliminated.

New Accounting Standards: On October 23, 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (:SFAS No. 123"). SFAS No. 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"); however, companies that choose to retain this method of accounting are required to provide expanded disclosures of pro forma net income and earnings per share in the notes to financial statements as if the new fair value method of accounting had been adopted. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply the accounting rules contained in APB 25. No additional disclosure requirements are necessary as there were no options issued for fiscal years subsequent to December 15, 1995.

Earnings per share have been computed based upon the weighted average number of common shares and common equivalent shares outstanding during the respective periods.

--------------------------------------------------------------------------------

NOTE 3  ACCOUNTS RECEIVABLE/LOANS RECEIVABLE

--------------------------------------------------------------------------------

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

The Company has a Reserve for Unfunded Restoration Costs which it holds in escrow. Payments are made from time to time as work is completed and documentation is presented to a Title company.


--------------------------------------------------------------------------------

NOTE 4  FILM INVENTORY

--------------------------------------------------------------------------------

The Company's film inventory is summarized as follows:


                                                                                1997      1996
                                                                              --------  ----------
  Unamortized film costs for Happily Ever After  allocated to the
  secondary market and recorded as a noncurrent asset                         $500,000  $2,700,000


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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 5  CONTINGENCIES

--------------------------------------------------------------------------------

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

The Founders' Agreement of Stylus Records calls for certain actions by the Company if the Company's common stock price is not equal to $5 or greater on March 31, 1996 (the stock price on April 1, 1996 was $.25). These actions relate to 60,000 shares of a total of 160,000 issued in April 1994 in exchange for the Company's 80% interest in Stylus Records. Per the Agreement, the Company would be required to make up any shortfall in value, either in cash or via the issuance of additional shares. The Company has submitted the Agreement to its legal counsel to determine if it is indeed obligated to take such actions. As of this date it is the Company's understanding that Stylus Records is in receivership.

--------------------------------------------------------------------------------

NOTE 6 LITIGATION

--------------------------------------------------------------------------------

The Company is involved in certain litigation incidental to the conduct of its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, results of operations and liquidity. The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending litigation and claims.


--------------------------------------------------------------------------------

NOTE 7 CONTINUING OPERATIONS AND SUBSEQUENT EVENTS

--------------------------------------------------------------------------------

The Company, as has been previously reported, has continued to pursue revenue from the animated film Happily Ever After. In addition, the Company is exploring possible acquisitions in the movie distribution field and has contracted with Peter Keefe Productions located in California to assist in this endeavor.

First National Finance Corporation is generating the expected revenue and should continue to earn as projected for the balance of the fiscal year.

First National Environmental Technologies, Inc. is in a start up phase and does not expect to show earnings until the 4th quarter of fiscal 1998 (the quarter ended June 30, 1998).

On September 30, 1997, the Company acquired a Swiss management company having the rights to certain trenchless pipe repair technology in exchange for 1,500,000 shares of common stock, warrants to acquire an additional 17,500,000 shares of common stock at 12-1/2 cents a share, preferred stock in the principal amount of $1,862,000, and a self-liquidating note in the amount of $5,000,000. This note will be liquidated by application of certain future tax benefits earned by a U.S. Subsidiary. An additional 1,000,000 shares will be issued as a broker's commission.

As of June 30, 1997, FNFC had issued additional units of call options to purchase an aggregate of 8,000,000 of the Company's common shares. These calls were issued for a consideration of 2-1/2 cents per share and entitle the holder to purchase shares at 10 cents per share or an aggregate of $800,000.




                                    ITEM 2.
                      FIRST NATIONAL ENTERTAINMENT CORP.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION



The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

GENERAL

The Company's revenues received from loan interest on short term rehab loans primarily in the Chicagoland area. The Company has a portfolio of loans ranging from approximately $30,000 to $300,000. Loan fees and interest for six months are prepaid.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $232,915 in cash as compared to $38,967 for the same period in 1996. The Company's working capital ratio was 3.9 to 1 at September 30, 1997 representing an increase from a significant negative ratio in 1996. Operations provided cash of $23,622 during the three months ended September 30, 1997, as compared to a net cash used in activities in 1996 of $(118,025). Additional funds from financing were obtained from a loan of $268,947 from Chairman, C. Nootens, the sale of calls for $59,000 and an investment in the Swiss subsidiary of $416,848.

Accounts receivable and loans receivable increased from $26,945 to $2,411,406. The increase is due to the acquisition of a corporation obtained from Mr. Nootens and formed as First National Finance Corp. The Company has received an assignment for a cash escrow account that should result in additional cash available for loans in the Finance subsidiary in January, 1998. In addition, the company is exploring the best option regarding a parcel of lakefront property in far suburban Chicago for either a joint venture to develop or a sale.

The Company has $180,275 of deferred loan fees and $114,000 of deferred interest income which should be realized during fiscal 1998. The Company had organization costs of $500,000 in connection with the establishment of the two European subsidiaries involved in trenchless pipe repair technology. The Company is reviewing these costs with its auditing firm. The Company added $38,425 in capital expenditures during the quarter ended September 30, 1997 compared to zero for the same period last year.

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

INVESTMENT IN SUBSIDIARY

The Company invested $268,000 in the Swiss pipe repair subsidiary and has 100% ownership. Outside investors contributed $417,000 to the new start-up.

FINANCING ACTIVITIES

Management believes its working capital and existing credit availability will be adequate to meet its operating requirements for the foreseeable future. In connection with any plans for expansion of the entertainment and pipe repair businesses, the Company is exploring additional funding through a variety of options. Nothing has been finalized at this time.

RESULTS OF OPERATIONS - Three months Ended September 30, 1997 compared to Three Months Ended September 30, 1996.

REVENUES

Revenues increased to $142,188 from $103,579 in the prior year primarily through the increase in loan interest. For last year prior management had accrued the income from video sales royalties later deemed incorrect by the outside auditors and written down to zero.

Operating costs and expenses. Operating expenses totaled $78,371 during the first quarter. This is a decrease from the comparable amount in 1996 of $216,924. Operating expenses are in fact selling, administrative and general expenses for the quarter.

The Company had net income of $63,817 compared to a net loss of $(165,135) later adjusted to $(216,924) for the quarter. The improvement is due to revenues from the Financing Company and continued reduction in costs.

TAXES ON INCOME

Taxes on income are zero due to the cumulative net operating loss carryforwards of approximately $23.3 million at September 30, 1997, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.





                         PART II - OTHER INFORMATION

                          ITEM 5 - OTHER INFORMATION

First National Entertainment Corp., the Company, through its wholly owned U.S. subsidiary First National Environmental Technologies, Inc. (FNET) has changed the name of its two subsidiaries. FNAT Umwelttechnik AG was formerly FNAT Franchising A.G. (FNATU). The Company remains headquartered in Zurich, Switzerland. The other company which is 80% owned by FNET is KTV Kanal Technik GMbH & Co. Vertriebs KG. (KTV) located in Bochum, Germany.

Mr. Jurg Mullhaupt is President of FNET and FNATU. Mr. Jorg Vogt is President of KTV.

FNET has entered into an agreement with Christian Jenny Umwelttechnik for an exclusive representation of their system for trenchless pipe repair for building connections. FNET expects to purchase an unspecified number of systems during fiscal 1998.

The agreement with BJR Trading for an exclusive license to offer the "Beaver" Spot steam trenchless pipe technology in Germany, Switzerland, Austria, the Netherlands, Belgium and Luxemburg was finalized. The Company agreed to pay $320,000 for the license. A down payment of $150,000 was made and a promissory note issued for the balance of $150,000 due by December 31, 1997.

First National Environmental Technologies, Inc. has a memorandum of Agreement with Multilining International APS to conduct good faith discussions regarding various alternatives by which the parties might assess and implement possible cooperative initiatives with respect to Multilining and BJR Trading trenchless pipe repair technologies in the US market. This exclusive arrangement is valid through December 31, 1997.

                        Item 6 Exhibits and Reports 8K


(a)  Exhibits

     (27)   Financial Data Schedule

(b)  Reports on Form 8-K

     During the Quarters ended September 30, 1997, the Company filed a report 8K dated September 30, 1997, which, under Item 2 - Acquisition or Disposition of assets thereunder reported the establishment of the wholly owned subsidiaries First National Finance Corp. and First National Environmental Technologies, Inc. Reports on Form 8-K

     Under Item 5 - Other Events thereunder, the Company reported the appointment of a new Board member, Mr. Jurg Mullhaupt, that Mr. Ken Scipta had become Board Secretary and that Mr. Stephen Denari had resigned as a Director. Further, the Company had entered into a consulting agreement with Peter Keefe Productions to perform entertainment industry related activities. The agreement is on a "at will" basis, which can be ended with 30 days notice. The report also indicated a memorandum of agreement to license a steam driven trench- less pipe repair system had been signed. Finalized cost is discussed in Item 5 above.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            First National Entertainment Corp.





Dated: November 14, 1997                    /s/ Charles E. Nootens
       --------------------                 -----------------------
                                            Charles E. Nootens
                                            President