Form 10KSB
period 1997-12-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 1998-04-29
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997    Commission file No.  0-18866

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FIRST NATIONAL ENTERTAINMENT CORP.
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)

         Colorado                                             93-1004651
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

          600 Enterprise Drive, Suite 109, Oak Brook, Illinois  60523
          -----------------------------------------------------------
                    (Address of principal executive offices)

           2443 Warrenville Road, Suite 600, Lisle, Illinois   60532
           ---------------------------------------------------------
                    (Address of previous executive offices)

                                (630)  573-8209
                           --------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $0.005 Par Value
                       ---------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              YES [X]                                     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the Six Month Period Ending 12/31/97: $338,830.
                                                                --------

As of March 31, 1998 the registrant had 18,672,458 shares of its $.005 par value Common Stock outstanding. The aggregate market value of shares of Common Stock held by non-affiliates was $2,605,968 as of this date.

                                     INDEX

                                     Part I
                                     ------

                                                                                          Page
Item 1.  Business......................................................................    1

Item 2.  Properties....................................................................    6

Item 3.  Legal Proceedings.............................................................    7

Item 4.  Submission of Matters to a Vote of Security Holders...........................    7



                                     Part II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........    7

Item 6.  Management's Discussion and Analysis of Financial Conditions and results
         of operations.................................................................    7

Item 7.  Financial Statements and Supplementary Data...................................    10

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures.....................................................    32



                                    Part III
                                    --------

Item 9   Directors and Executive Officers of the Registrant............................    32

Item 10  Executive Compensation........................................................    33

Item 11  Security Ownership of Certain Beneficial Owners and Management................    34

Item 12  Certain Relationships and Related Transactions................................    35



                                     Part IV
                                     -------

Item 13  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    35

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

     During the period ended December 31, 1997, the Company pursued several potential entertainment related opportunities, including continuing efforts to own a video store chain and efforts to acquire profitable companies in movies, video, television and radio. To date the Company has not completed any acquisitions in this area. Also in the period ended December 31, 1997 the Company experienced a cash crisis. The income stream had completely stopped and certain expenses required payment. The new business plan contemplates continuation and expansion of the Company's activities in the entertainment industry while exploring new business opportunities that can immediately utilize its other unique resources.

     In 1997 the Company established First National Finance Corp. This division provides short term, high yield bridge loans primarily to developers and redevelopers of real estate in the Chicago area. The cash flow from this division currently supports the daily cash requirements of the entire Company.

     The Company had been listed and traded on the NASDAQ since July, 1991 until it was delisted July 3, 1997. The Company was denied its delisting appeal on January 28, 1998 by the NASD Board of Governors. Currently the Company trades on the OTC Bulletin Board.


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

     The Company is evaluating future endeavors in production and/or distribution of animated and live action movies. Further contractual activity will be dependent upon advice from recognized experts in the field. The Company is currently working with a consultant in this domain.

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

INSURANCE

     The Company maintains adequate insurance policies, including general liability, workers compensation and employers' liability and officers and directors. There can be no assurance that any of the above coverage's will be adequate for the Company's needs.
     .
EMPLOYEES

     As of December 31, 1997 the Company had two permanent employees, including one officer and one staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good.

RESEARCH AND DEVELOPMENT

     The Company did not incur any research and development (R&D) costs for the stub period ended December 31, 1997 or the fiscal year ended June 30, 1997. The Company does not expect to generate any significant R&D costs in fiscal 1998.

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

ENTERTAINMENT DIVERSIFICATION PLAN

In August 1995, the Company announced plans to begin a diversification plan into the retail video store industry. Several acquisition transactions were closed during the first half of fiscal year 1996, however, these acquisitions were later canceled due to the unavailability of debt financing during the second half of fiscal year 1996. In 1998 the Company has tendered an offer to acquire the assets of Windy City Video which operates seven stores in the Chicagoland area.

In September 1996, the Company announced that it had exclusively optioned the screenplay "Chicago Blues" from a local screenwriter. Financing for this live action feature was budgeted at $1,000,000 and was offered via the formation of Windy City Pictures I, LLC. The Company was to serve as executive producer of this movie and intended to produce two to three such productions a year in Chicago. The project was canceled when the Company failed to raise the revenue required and the exclusive option expired during the fiscal year.

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

     In addition to its initial acquisition costs, Stylus has advanced over $308,000 for the development and promotion of Ms. Della Miles, most of which is contractually recoupable to Stylus from Ms. Miles' future royalties. However, there can be no assurance of any future royalties derived from Ms. Miles' efforts, and thus, there can be no assurance of any recoupment of Stylus' advances to date. Therefore, in accordance with the Statement of Financial Accounting Standards No. 50, ("FAS 50") Financial Reporting in the Record and Music Industry, the advance royalties have been expensed. Currently Ms. Miles continues to dispute the recoupment under her contract with the Company. (See Financial Statement, Note 10 "Stylus Records").


FIRST NATIONAL FINANCE CORP. (FNFC)

     The Corporation which the Company established as a wholly owned subsidiary acquired certain assets from Charles E. Nootens, Chairman of the company's Board of Directors effective June 30, 1997.

     The Company capitalized FNFC by contributing to FNFC 28 million shares of its common stock in exchange for the issuance to the Company by FNFC all its common shares. These shares will represent 100% of its issued common shares. Thus, FNFC, will be a wholly owned consolidated subsidiary of the Company. The Company's Common Shares being contributed to FNFC will not be included in the outstanding shares in consolidation and hence will not dilute the Company's earnings per share and will not be entitled to any voting rights, so long as these shares are held by FNFC. The issuance of these shares to FNFC is not expected to effect the Company's net operating loss.

     The Company obtained approximately $3.5 million dollars of assets ($2.9 million liquid short-term) with the issuance of preferred stock in FNFC and Call Options. Included in the short term assets are loans receivable, interest and cash. (See Financial Statements, Note 13 "Continuing Operations, Acquisitions and Subsequent Events").

INDUSTRY OVERVIEW

     Urban areas are experiencing significant demands for redevelopment of single and multiple family dwellings. Many qualified developers responding to this demand require short term financing. The Company provides this financing generally in large metropolitan areas.


THE COMPANY'S FINANCING SERVICE OVERVIEW

     The Company is an active business engaged in making relatively small, high yield bridge loans. These loans are typically in the range of $25,000 to $100,000 to developers and redevelopers of real estate and to a lesser extent tangible personal property and to producers, inventors, authors and syndicators of media, software and other similar entertainment and intellectual properties. The Company anticipates expanding its finance business through acquisition and additional service areas, such as, Accounts Receivable Factoring, Personal Finance and real estate renovation and development. The company received the $500,000 of escrow cash during March, 1998.

SALES AND MARKETING

     Through networking the Company has established contacts in local markets allowing the Company to capitalize on their expertise. Guidelines have been established to attack clients capable of fulfilling their loan obligations on a timely basis. The Company's marketing strategy incorporates a continued review of client's needs, areas which require its services and development of long-term relationships with borrowers to more fully understand and anticipate their needs. The Company is currently negotiating with an International bank for a substantial line of credit to expand its financing activities.

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

EMPLOYEES

     As of March 31, 1998 FNFC has no employees and has a management agreement for all services with First National Entertainment Corp.

PROPERTIES

     The Company shares space with its parent in a leased office which has an annual lease ending May, 1998.

LEGAL PROCEEDINGS

     The Company is not currently involved in any litigation.

FIRST NATIONAL ENVIRONMENTAL TECHNOLOGIES, INC. (FNET)

BUSINESS

     In September, 1997 the Company established a subsidiary First National Environmental Technologies, Inc. (FNET) which acquired a Swiss Management Company, FNAT Franchising AG. The Company then obtained an 80% interest in GMbH (a German Sales Company) as a subsidiary of FNAT Franchising AG.

     The initial system was to use a new Ultra Violet Light patented process. However, during actual field work some deficiencies were found and the system was abandoned in favor of the Beaver Spot Repair system which was developed in Denmark by Mr. B. Rump. The Swiss subsidiary signed an Agreement for several countries in Europe in which the Swiss and German subsidiaries would franchise the equipment. Revenue would be obtained from franchise fees and an exclusive arrangement to provide liner material.

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

ORGANIZATIONAL STRUCTURE

     Currently, FNET's President is also Managing Director of FNAT Franchising AG located in Zurich, Switzerland. The general management along with financial and marketing services will also operate from the Swiss location. Cash management will be located at Corporate in Oak Brook, Illinois.

     The subsidiary, GMbH has a Managing Partner responsible for operation. The managing partner of GMbH will sign up and train the new customers. The Company will expand its sales and technical assistance organization by hiring two regional managers working as independent contractors.

SALES AND MARKETING

     The Company's plan is to make the units available to customers on a franchise basis. Prior industry experience should put the Company in contact with several customers who have been using a prior system that is no longer available.

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

     - It's tax-loss carry-forward of approximately $23 million that maybe used to offset income taxes from operations under certain circumstances.

     -  Management services in exchange for fees.

     Although the Company continues to view the entertainment industry as important, and hopes to broaden its involvement in this sector of commerce, it also intends to create value by pursuing opportunities that can immediately utilize its other unique resources. (See Financial Statements, Note 13 "Continuing Operations, Acquisitions, and Subsequent Events").

EQUITY OFFER

     In response to the equity offer in the Turnaround Plan of May, 1997 FNFC issued call pack options to purchase 8,000,000 of the Company's Common shares. The proceeds to the Company were $200,000. (See Financial Statements, Note 13, "Continuing Operations, Acquisitions, and Subsequent Events").

SUBSEQUENT EVENTS

     During the ending months of 1997 the European management group had a serious split on the best way to operate the business. Eventually a total break occurred and a plan to transfer FNET to the European group in return for the payment of a loan in the amount of $268,000 and the return of all common stock and warrants agreed to in December was invalidated in March, 1998. At this time the Company is exploring several different options in order to limit the cost of this investment.


ITEM 2 - PROPERTIES

     The Company's principal executive offices are located at 600 Enterprise Drive, Suite 109, Oak Brook, Illinois 60523, telephone (630) 573-8209. The Company leases approximately 900 square feet of office space in an executive office complex. This lease commenced June 1, 1997 and expires May 31, 1998. Management is looking into new office space upon expiration of the current lease.

     The Company does not own production studios or warehouses, sound stages, music studios or any other related production facilities. As such, the Company does not have the fixed payroll, overhead and other operating costs associated with ownership and operation of such production facilities.

ITEM 3 - LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits. The Company is not currently involved in any material litigation. (See Financial Statement, Note 12 "Commitments and Contingencies").

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's $.005 par value Common Stock shares were traded on the NASDAQ 'Small Cap' Market System under the symbol "FNAT" through July 3, 1997. The following table shows the range of reported high and low bid quotations for the Company's Common shares, as indicated on the OTC Market Reports.



                                   High    Low
                                   ----    ---
Stub period ended 12/31/97:

     July - September              $0.10  $0.03
     October - December            $0.09  $0.02

     As of April 1, 1998, the Company had 2,225 shareholders of record. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend on its Common Stock in the foreseeable future.

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

     In an agreement dated September 22, 1997 the Company acquired the options for 800,000 shares of Company stock held by Mr. Stephen J. Denari for $17,000.00.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In prior years, substantially all of the Company's revenue has come from its film property Happily Ever After . The film continues to have some possible value net of prior existing commission arrangements. The company is currently attempting to negotiate some more appropriate fees.

     The Company has amortized an additional $490,000 in film costs associated with Happily Ever After leaving an unamortized cost of $10,000 at 12/31/97. (See Financial Statements, Note 4 "Film Inventory").

     The Company continues to pursue total dissolution of its investment in Stylus which it had previously written off. (See Financial Statements, Note 10, "Stylus Records").

     First National Finance Corp. (FNFC) produced positive earnings and cash flow from the operations of this subsidiary. FNFC continues to provide the cash required to operate the Company. For amounts in excess of the management fees the Company has pledged assets in security for loans provided by FNFC.

     First National Environmental Technologies had substantial one time start up and organizational costs which were written off during the stub period.

THE YEAR 2000 ISSUE

     Our existing computer programs were designed and developed using only two digits to identify a year in the date field. There was no consideration given to the upcomping change in century. If not corrected, some computer applications could fail or create erroneous results by or at the year 2000. This issue affects virtually all companies and organizations. The Company does not anticipate material costs in addressing the Year 2000 issue. At this time it does not appear that future operating results or financial condition will be materially affected.

FORWARD LOOKING STATEMENTS

     The form 10-K includes certain "forward looking" statements, which reflect the Company's current expectations regarding the future results of operations, performance, and achievements. First National Entertainment Corp. has tried, wherever possible, to identify these statements by having words such as "believe", "anticipate", "expect" and similar expressions. Accordingly, these statements are subject to risks and uncertainties. The risks and uncertainties include the following: economic activity in the United States, continued strong building rehabilitation market with available mortgage funds; the Company to attract new businesses to its plan of diversification; the retention of key personnel; exposure to liability risk and changes in tax or regulatory requirements.

REVENUE

     The Company's revenues for the six month period ended December 31, 1997 were comprised of interest and loan fees in the Finance division and liner repair material sales in the Environmental Technologies division.

GROSS PROFIT

     Gross profit increased from zero in 1997 to $314,248 for the six month period ended December 31, 1997.

OPERATING EXPENSES

     Operating expenses of $1.6 million significantly decreased from $2.8 in the prior year. Of the $1.6 million, $490,000 was a write down of the film inventory and $645,000 write off of organization expenses primarily connected with the foreign operations of First National Environmental Technologies, Inc.

OPERATING LOSS

     Operating loss decreased 55% to $1.2 million from $2.8 million in the prior year. The First National Finance Corp. division had an operating income of $206,000 for the six months.

OTHER (INCOME) EXPENSE

     Other (income) expense was $102,707 of income compared to $173,000 of expenses in the prior year.

INCOME TAXES

     There was no income tax effect for the six months ended December 31, 1997 and the prior year respectively. The Company is limited in its annual utilization of loss carryforwards under IRC Section 382, "Limitation of Net Operating Loss Carryforwards", based on certain changes in ownership. (See Financial Statement, Note 8 "Income Taxes").

NET LOSS

     Net loss decreased to $1.1 million for the period compared to $2.9 million for the prior twelve months. Of the loss amount $1.1 million pertained to write off of film inventory and organizational costs.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations through cash generated by operating activities and through external financing, including capital leases, private placement of lines of credit and sale of warrants.

     The company received the $500,000 of escrow monies received in the FNFC acquisition during March, 1998.

     With the exception of possible acquisitions, the Company believes that its cash balance, funds from operations and planned line of credit will be sufficient to fund the operation of corporate management to continue its acquisition plan during the next twelve months.

     Loans to shareholders were repaid in the first quarter of 1998.

MANAGEMENT REPORT

     The accompanying financial statements of First National Entertainment Corp. and Subsidiaries (the "Company") are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. It is necessary to include some amounts that are based on best judgment and estimates. The Company seeks to assure the objectivity and integrity of its financial records by careful selection of its employees and by insuring that its policies and methods are understood. The Board of Directors pursue oversight of financial reporting and internal control on a regular basis.It is believed by management as stated earlier it has sufficient funding to continue as a going concern.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the attached Financial Statements

                       FIRST NATIONAL ENTERTAINMENT CORP.
                                AND SUBSIDIARIES
                              Oak Brook, Illinois

                       CONSOLIDATED FINANCIAL STATEMENTS

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                             Oak Brook, Illinois

                      CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1997 and June 30, 1997 and 1996






                                    CONTENTS






REPORT OF INDEPENDENT AUDITORS ......................................    13


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS .......................................    14

  CONSOLIDATED STATEMENTS OF OPERATIONS .............................    15

  CONSOLIDATED STATEMENTS OF CASH FLOWS .............................    16

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) .........    18

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................    20

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
First National Entertainment Corp.
 and Subsidiaries
Oak Brook, Illinois


We have audited the accompanying consolidated balance sheets of First National Entertainment Corp. and Subsidiaries as of December 31, 1997 and June 30, 1997, and the consolidated statements of operations, cash flows, and shareholders' equity (deficit) for the six-month period ended December 31, 1997 and the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Entertainment Corp. and Subsidiaries at December 31, 1997 and June 30, 1997, and the results of their operations and their cash flows for the six-month period ended December 31, 1997 and the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.




                                        Crowe, Chizek and Company LLP

Oak Brook, Illinois
March 3, 1998

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                December 31,    June 30,
                                                                    1997          1997
                                                                ------------  ------------
ASSETS
Current assets
   Cash                                                         $    218,798  $     52,272
   Cash escrow account                                               500,000       500,000
   Loans receivable, less allowance for loan losses of $37,000
    at December 31, 1997 and $25,000 at June 30, 1997              1,985,398     2,186,315
   Accounts receivable                                                47,121             -
   Interest receivable                                               147,005        52,653
   Prepaid expenses                                                    4,883         4,883
                                                                ------------  ------------
       Total current assets                                        2,903,205     2,796,123

Real estate held for development                                     550,000       550,000

Other assets
   Property and equipment, net                                        77,647        12,607
   Film inventory                                                     10,000       500,000
   License fees                                                      150,000             -
                                                                ------------  ------------
       Total other assets                                            237,647       512,607
                                                                ------------  ------------

                                                                $  3,690,852  $  3,858,730
                                                                ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Notes payable to shareholders                                $    273,696  $    200,000
   Accounts payable                                                  534,899       361,747
   Accrued expenses                                                  507,417       370,444
                                                                ------------  ------------
       Total current liabilities                                   1,316,012       932,191

Minority interest in consolidated subsidiary (entitled
 in liquidation to $3.5 million)                                   2,788,968     2,788,968

Shareholders' equity (deficit)
   Preferred stock, $.0001 par value, authorized 10,000,000
    shares, no shares issued and outstanding
   Common stock, $.005 par value; authorized, 100,000,000
    shares                                                            93,365        84,495
   Paid-in capital                                                27,271,566    26,650,608
   Accumulated deficit                                           (27,779,059)  (26,597,532)
                                                                ------------  ------------
       Total shareholders' equity (deficit)                         (414,128)      137,571
                                                                ------------  ------------

                                                                $  3,690,852  $  3,858,730
                                                                ============  ============




-------------------------------------------------------------------------------

               See accompanying notes to financial statements.

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                        Six Months
                                          Ended         Years Ended June 30,
                                       December 31,  --------------------------
                                           1997          1997          1996
                                           ----          ----          ----
Operating revenues
   Film revenues                       $          -  $          -  $  1,153,542
   Interest on loans                        266,391             -             -
   Loan fees                                 35,043             -             -
   Sales of material                         37,396             -             -
                                       ------------  ------------  ------------
                                            338,830             -     1,153,542

Cost of revenues
   Amortization of film costs                     -             -     1,140,000
   Raw material purchases                    24,582             -             -
                                       ------------  ------------  ------------


NET OPERATING REVENUE                       314,248             -        13,542

Operating expenses
   Marketing, selling and royalties           6,343       103,542       253,158
   General and administrative               391,887       361,693     2,219,111
   Gain on sale of furniture and
    equipment                                     -             -      (427,860)
   Settlement of litigation                       -             -     2,081,040
   Write-off film inventory costs           490,000     2,200,000       405,987
   Write-off goodwill and organization
    costs                                   645,252       145,174       225,000
                                       ------------  ------------  ------------
      Total operating expenses            1,533,482     2,810,409     4,756,436
                                       ------------  ------------  ------------


OPERATING LOSS                           (1,219,234)   (2,810,409)   (4,742,894)

Other income (expense)                      102,707      (173,303)      (21,040)
                                       ------------  ------------  ------------


NET LOSS                               $ (1,116,527) $ (2,983,712) $ (4,763,934)
                                       ============  ============  ============

Net loss per share                     $       (.06) $       (.18) $       (.33)
                                       ============  ============  ============

Weighted average shares outstanding      17,899,955    16,898,458    14,314,317
                                       ============  ============  ============




-------------------------------------------------------------------------------

               See accompanying notes to financial statements.

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------





                                                                 Six Months
                                                                   Ended         Years Ended June 30,
                                                                December 31,  --------------------------
                                                                    1997          1997          1996
                                                                    ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (1,116,527) $ (2,983,712) $ (4,763,934)
  Adjustments to reconcile net loss to net cash used in
    operating activities
     Gain on sale of furniture and equipment                               -             -      (427,860)
     Loss on disposition of capital leases                                 -         9,022             -
     Write down of film inventory to net realizable value            490,000     2,200,000             -
     Write down of the organization costs of Swiss
      subsidiary                                                     521,299             -             -
     Amortization of film costs                                            -             -     1,140,000
     Stock issued for services and compensation, net                   5,480             -         3,667
     Provision for doubtful accounts                                       -             -     1,126,097
     Provision for loan losses                                        12,000             -             -
     Other amortization and depreciation                               1,772       148,070       279,880
     Issuance of common stock in settlement of
      class action lawsuit                                                 -             -     2,000,000
     Increase (decrease) in cash caused by change in
      assets and liabilities, net of effects from acquisitions
        Loans receivable                                             188,917             -             -
        Interest receivable                                          (94,352)            -             -
        Accounts receivable                                          (46,866)       26,945    (1,153,042)
        Accounts payable                                             119,642        88,462        57,103
        Other assets                                                       -       150,034       472,633
        Other liabilities                                            121,973             -             -
                                                                ------------  ------------  ------------
           Net cash used in operating activities                     203,338      (361,179)   (1,265,456)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                                          -             -       531,387
  Acquisition of property and equipment                              (28,387)       (3,542)      (14,186)
  Cash received from acquisition of Swiss Company                    197,879             -             -
  Purchase of license agreement                                     (150,000)            -             -
                                                                ------------  ------------  ------------
     Net cash provided by (used in) investing activities              19,492        (3,542)      517,201

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of warrants                                                60,000        60,000             -
  Loans (payments) to shareholders                                   (66,304)      200,000             -
  Issuance of common stock                                                 -             -       830,000
  Dividends paid on preferred stock of subsidiary                    (50,000)            -             -
                                                                ------------  ------------  ------------
     Net cash provided by financing activities                       (56,304)      260,000       830,000
                                                                ------------  ------------  ------------

Increase (decrease) in cash                                          166,526      (104,721)       81,745

Cash and cash equivalents at beginning of year                        52,272       156,993        75,248
                                                                ------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    218,798  $     52,272  $    156,993
                                                                ============  ============  ============



-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------





                                                             Six Months
                                                               Ended       Years Ended June 30,
                                                            December 31,  -----------------------
                                                                1997         1997         1996
                                                                ----         ----         ----
Supplemental schedule of noncash investing and
 financing activities
  During the year ended June 30, 1997, First National
   Finance Corp. (FNFC) acquired certain assets from
   corporations owned by the Chairman of the
   Board of Directors in exchange for $3,500,000,
   principal amount, of FNFC preferred stock and
   warrants to acquire 20,000,000 shares of First National
   Entertainment Corp. common stock
     Loans receivable                                       $             $ 2,186,315  $
     Interest receivable                                                       52,653
     Real estate held for development                                         550,000
     Cash escrow account                                                      500,000
     Preferred stock                                                       (2,788,968)
     Additional paid-in capital                                              (500,000)

  During the six months ended December 31, 1997,
   FNAT Umwelttechnik AG acquired certain
   assets and liabilities from a Swiss company in
   exchange for 1,500,000 shares of the parent's
   common stock
     Fair value of assets acquired                               746,805
     Common stock issued                                          (7,500)
     Contributed capital by nonshareholders                     (416,848)
     Contributed note                                           (268,947)
                                                            ------------

     Liabilities assumed                                    $     53,510
                                                            ============












-------------------------------------------------------------------------------

               See accompanying notes to financial statements.

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------


                             Common Stock
                          -------------------
                            Number             Additional
                              of                 Paid-in     Accumulated
                            Shares    Amount     Capital       Deficit        Total
                          ----------  -------  -----------  -------------  -----------

Balance at July 1, 1995   11,293,631  $56,468  $23,285,049  $ (18,849,886)  $4,491,631

Issuance of common
 stock for employee
 compensation, services,
 and professional fees,
 net                           4,365       22        3,645              -        3,667

Issuance of common stock   1,617,143    8,086      821,914              -      830,000

Issuance of common stock
 in settlement of class
 action lawsuit            4,000,000   20,000    1,980,000              -    2,000,000

Cancellation of
 common stock
 pursuant to return
 by former Chairman          (16,681)     (81)           -              -          (81)

Net loss                           -        -            -     (4,763,934)  (4,763,934)
                          ----------  -------  -----------  -------------  -----------


Balance at June 30, 1996  16,898,458   84,495   26,090,608    (23,613,820)   2,561,283

Issuance of warrants               -        -      560,000              -      560,000

Net loss                           -        -            -     (2,983,712)  (2,983,712)
                          ----------  -------  -----------  -------------  -----------


Balance at June 30, 1997  16,898,458   84,495   26,650,608    (26,597,532)     137,571

Issuance of common stock
 for professional fees       274,000    1,370        4,110              -        5,480

Issuance of warrants               -        -      200,000              -      200,000

Cash dividends on
 preferred stock of
 subsidiary                        -        -            -        (65,000)     (65,000)





-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------




                           Common Stock
                        -------------------
                          Number             Additional
                            of                 Paid-in     Accumulated
                          Shares    Amount     Capital       Deficit        Total
                        ----------  -------  -----------  -------------  ------------

Net loss                         -  $     -  $         -  $  (1,116,527) $ (1,116,527)

Issuance of common
 stock for acquisition
 of subsidiary           1,500,000    7,500      416,848              -       424,348
                        ----------  -------  -----------  -------------  ------------


Balance at
 December 31, 1997      18,672,458  $93,365  $27,271,566  $ (27,779,059) $   (414,128)
                        ==========  =======  ===========  =============  ============






















-------------------------------------------------------------------------------

               See accompanying notes to financial statements.

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 1 - BUSINESS DESCRIPTION

The Company's business has historically been the acquisition, distribution, and marketing of high-quality entertainment properties targeted at the family market in film and other media. Beginning May 1997, however, the Company embarked on a diversification program.

First National Finance Corp. was formed for the purpose of extending credit primarily to developers and redevelopers of real estate and to producers, inventors, authors, and syndicators of media software and similar entertainment and intellectual properties in the form of short-term, high yield bridge loans (typically in the range of $25,000 to $100,000) (see Note 2).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First National Entertainment Corp. (a Colorado corporation) and its subsidiaries, Stylus Records, First National Finance Corp., and FNAT Umwelttechnik AG (a Swiss company) (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fiscal Year Change: Effective January 1, 1998, the Company changed its fiscal year ended June 30 to a year ended December 31.

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








-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings/(Loss) Per Share: Earnings per common share (EPS) is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which was adopted retroactively by the Company at December 31, 1997. Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net operating losses, the outstanding options and warrants to purchase common stock have an anti-dilutive effect. Therefore, options and warrants were not included in computing dilutive earnings/(loss) per share.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all investments with maturities of three months or less, when purchased, to be cash equivalents.

Film Inventory: Film inventory consists of certain capitalized costs for the acquisition, production, and exploitation of entertainment properties. Inventory is stated at the lower of



-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

unamortized cost or estimated net realizable value for each property. In accordance with SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films", the Company amortizes its film costs using the "individual film forecast method" which requires that cost amortization relate film costs to the estimated total gross revenues from all lifetime sources on an individual film basis. Amortization of film costs begins when a film property is released into its primary market and revenue generation has begun. Unamortized costs remain as inventory on the balance sheet, with capitalized costs for the property's initial secondary markets recorded as non-current inventory.

Loans Receivable: Loans are stated net of the allowance for loan losses and unearned discount. Interest on loans is included in operating revenues over the term of the loan based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. Loan fees and direct loan origination costs are deferred and amortized over the term of the loan as a yield adjustment.

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

Loans are considered impaired if full principal or interest payments are not anticipated. Each impaired loan is carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to an impaired loan if the present value of cash flows are collateral value indicate the need for an allowance. There were no impaired loans at December 31, 1997.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years.





-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments: The Company's financial instruments consist principally of loans receivable and notes payable and are carried at amounts which approximate fair value.

Stock-Based Compensation: On October 23, 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options, and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"); however, companies that choose to retain this method of accounting are required to provide expanded disclosures of pro forma net income and earnings per share in the notes to financial statements as if the new fair value method of accounting had been adopted. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to apply the accounting principles rules contained in APB No. 25.


NOTE 3 - ACCOUNTS RECEIVABLE

On August 16, 1994, the Company received an accounting statement from Republic Pictures (Republic), its former film distributor, that reported video sales and collection results for Happily Ever After through June 30, 1994. This statement reflected a lower producer royalty payment than the Company had anticipated because of certain assumptions used by Republic in the accounting statement that the Company believes were inconsistent with its distribution agreement with Republic. The Company communicated these issues to Republic and conducted a comprehensive third-party special audit of all reported video results. Republic subsequently agreed to revise the August 16, 1994 accounting statement for the number of videos shipped and, on September 26, 1994, delivered payment to the Company for this revised accounting statement, plus interest. However, according to the special auditor's report, Republic owes the Company a producer's bonus of 5% of the first one million units sold, which approximates $256,000, in addition to amounts owed the Company for foreign currency adjustments and excess units held in reserve of $184,000. In 1996, Republic reported units sold of 389,000 units, but, because of certain cost assumptions used by Republic in submitting its accounting for these sold units, informed the Company that they have no liability for producer royalty payments. The Company maintains that under the terms of the Distributor Agreement, they are entitled to a specific amount for each unit sold or approximately $1,150,000 for 1996. The Company continues to pursue collection efforts with respect to these receivables, however, due to the uncertainty of the results of the collection efforts, all of these outstanding receivables were charged off in 1996 and prior years.






-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 4 - FILM INVENTORY

The Company's film inventory consists of the unamortized film costs for Happily Ever After allocated to the secondary market.

Amortization of capitalized film property costs is computed using the individual-film-forecast computation method as promulgated under SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films".
At June 30, 1996, the Company intended to amortize the remaining unamortized film costs for its Happily Ever After property over the next five years, subject to future market conditions altering this accounting estimate. The Company's computation of net realizable value as of June 30, 1997 resulted in a significant change in the amount of unamortized costs permitted to be charged to future operations. Accordingly, a charge of $2,200,000 is reflected in the statement of operations for the year ended June 30, 1997 to reflect the writedown of film property costs to their estimated net realizable value. At December 31, 1997, an additional review and analysis of the film's net realizable value resulted in a charge to income of $490,000.

During fiscal year 1996, the Company evaluated the potential future marketability of its film version of the Nigel Miles-Thomas stage production of Cinderella. Based upon difficulties in securing satisfactory songwriting and financing, as well as the production of competitive properties by major Hollywood studios, the Company decided to abandon its effort to produce this version of Cinderella. Accordingly, the previously deferred development and preproduction costs, in the amount of $405,987, were charged against 1996 income.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                December 31,  June 30,
                                                    1997        1997
                                                    ----        ----

    Office equipment                               $32,434     $14,350
    Furniture and fixtures                          13,680       3,377
    Automobile                                      38,425           -
                                                   -------     -------
                                                    84,539      17,727
    Less accumulated depreciation                    6,892       5,120
                                                   -------     -------

       Net property and equipment                  $77,647     $12,607
                                                   =======     =======





-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 6 - NOTES PAYABLE TO SHAREHOLDERS

The notes payable to shareholders are payable on demand, bear interest at 10% per annum, and are collateralized by substantially all of the Company's assets.


NOTE 7 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

The minority interest in consolidated subsidiary includes shares of $1 par value, variable rate, cumulative, preferred stock issued by First National Finance Corp. At December 31, 1997, 3,500,000 shares had been issued at approximately $.80 a share. The liquidation preference of these shares is $3,500,000.


NOTE 8 - INCOME TAXES

The Company had cumulative net operating loss carryforwards of approximately $23.3 million at December 31, 1997, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.

Due to changes in the Company's ownership, the annual utilization of the net operating loss carryforwards arising prior to the ownership changes may be limited. Generally, the amount of those carryforwards available for annual utilization is based on the value of the Company at the time of the ownership change, multiplied by a rate specified by the Internal Revenue Service.

A reconciliation of the provision for income taxes at the statutory federal income tax rate is as follows:


                                              December 31,       June 30,         June 30,
                                                  1997             1997             1996
                                                  ----             ----             ----

  Deferred taxes                              $ (157,000)     $ (1,014,000)    $ (1,620,000)
  Change in valuation allowance                  157,000         1,014,000        1,620,000
                                              ----------      ------------     ------------

                                              $        -      $          -     $          -
                                              ==========      ============     ============

  Tax benefit at statutory rate               $ (380,000)     $ (1,014,000)    $ (1,620,000)
  Foreign losses                                 223,000                 -                -
  Valuation allowance                            157,000         1,014,000        1,620,000
                                              ----------      ------------     ------------

                                              $        -      $          -     $          -
                                              ==========      ============     ============




-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES (Continued)

Significant components of deferred tax assets and liabilities are as follows:

                                                 December 31,     June 30,
                                                     1997           1997
                                                     ----           ----
  Deferred tax assets
     Net operating loss carryforwards             $7,934,000    $7,950,000
     Reserves and allowances                         273,000       100,000
                                                  ----------    ----------
                                                   8,207,000     8,050,000
  Valuation allowance                              8,207,000     8,050,000
                                                  ----------    ----------

     Net deferred taxes                           $        -    $        -
                                                  ==========    ==========

A valuation allowance has been established by the Company due to the uncertainties of the realization of deferred tax assets based on the Company's prior history of tax losses. The valuation allowance increased approximately $157,000 for the six months ended December 31, 1997 due to the increase in net deferred tax assets. Management will continue to re-evaluate the appropriateness of the valuation allowance in future years.

There were no income tax payments in the periods ended December 31, 1997 and June 30, 1997 and 1996.


NOTE 9 - SHAREHOLDERS' EQUITY

Preferred Stock: The Company has authorized the issuance of 10,000,000 shares of $.0001 par value preferred stock. At December 31, 1997, the Company had not issued any preferred shares.

Common Stock: At June 30, 1996 and December 31, 1997, respectively, the Company issued 4,365 and 274,000 shares for employee compensation, contractual services, and professional fees valued at $3,667 and $5,480.

In the second quarter of 1996, the Company initiated an equity restructuring program in which the Company issued 1,260,000 shares of its common stock (par value $.005) along with warrants to purchase an additional 1,260,000 shares of its common stock (par value $.005) at $1/share. Total proceeds from the offering amounted to $830,000. On October 6, 1996, the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of these warrants. These 1,260,000 warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension




-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

at the same price until December 31, 1998, for no additional consideration or an extension until December 31, 1999, at a share price of $.15 for additional consideration of $.05 per warrant or an extension until December 31, 2000, at a share price of $.05 for additional consideration of $.10 per warrant. During the year ended June 30, 1997, warrants for 800,000 shares were extended to December 31, 1999 and warrants for 200,000 shares were extended to December 31, 2000. Additional paid-in capital of $60,000 was received from these transactions at June 30, 1997.

Rentrak, Inc. of Portland, Oregon is a large distributor of video cassettes on a pay-per-view basis nationally. On December 22, 1995, the Company and Rentrak entered into a ten-year agreement whereby Rentrak purchased 357,143 shares of common stock for $200,000. Rentrak has also agreed to acquire an additional $10,000 of common stock for each new non-Rentrak video store acquired by the Company.

On December 28, 1995, the Company issued 4,000,000 shares of common stock as part of the settlement of a class action lawsuit (see Note 11 - Settlement of Legal Matters).

Stock Options: On May 21, 1993, shareholders approved an incentive stock plan which reserved 3,500,000 shares of the Company's common stock for issuance under the 1993 Incentive Stock Option Plan ("ISO") and the 1993 Non-Qualified Stock Option Plan ("NQSO") (collectively referred to as the "1993 Plan"). The 1993 Plan provides incentives to officers, directors, employees, consultants, and advisors in the form of stock options, subject to certain restrictions.
The Company's Board of Directors determines the granting of options under the 1993 Plan, including the exercise period, contingencies, vesting periods, and employee qualifications. Options to be issued under the ISO are intended to qualify as "incentive stock options" under Section 422 of the 1986 Internal Revenue Code (the "Code"), as amended. Options granted under the NQSO are subject to fewer restrictions than the ISO and are considered "Non-Statutory Stock Options" as defined in the Code. As of December 31, 1997, 25,000 options had been issued under the 1993 Plan. These options were issued in August 1993 at the exercise price of $1.53 per share. All of the outstanding options were exercisable at June 30, 1997. No options were exercised during the fiscal years ended June 30, 1997 and 1996, or the six months ended December 31, 1997.

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






-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 10 - STYLUS RECORDS

In April 1994, the Company acquired a majority ownership in Stylus Records, a Delaware Corporation, for 160,000 shares of common stock and the assumption of $105,000 in liabilities. The Founders' Agreement calls for the Company to guarantee certain stock values for 60,000 of these issued shares relative to their market price as of March 31, 1996. The Company has the option to issue additional shares to the extent of any difference between the market price and the guarantee price. The shares issued for this acquisition, including the price guarantees, were valued at $375,000. The Company maintains an 80% ownership in Stylus, with its investment partners Lewin & Rosenthal and Frontline Records, maintaining 15% and 5% ownership interests, respectively. The purchase method of accounting was used to record this acquisition. The initial investment included $300,000 of goodwill and $252,078 of organizational costs. At June 30, 1996, the Company evaluated the underlying value of goodwill and the appropriateness of amortizing this asset over future periods. Based upon this evaluation, the Company determined that the original basis for carrying goodwill had diminished and therefore there was no basis for carrying this asset forward to future years. Accordingly, the unamortized balance of $225,000 was charged against 1996 income. Similarly, the Company charged off the unamortized amount of organization costs as of June 30, 1997.


NOTE 11 - LEGAL MATTERS

Class Action Lawsuit: The Company and its former executive officers and directors were defendants in a class action lawsuit which commenced in the United States District Court for the Eastern District of Pennsylvania. The action was commenced on July 8, 1993, certified as a class action on September 8, 1994, and alleged fraud and various violations of securities laws in connection with the Company's public disclosures during the period preceding and through the theatrical release of the film Happily Ever After. The Company's motion for a change of venue from Philadelphia to the Western District of Texas was granted on January 31, 1995. The class incorporates all persons who acquired the Company's common stock between March 9, 1993 and June 2, 1993, inclusive. On June 30, 1995, a second shareholder lawsuit was filed in the United States District Court for the Western District of Texas (seeking to be certified as a class action) covering the same facts as the previous shareholder suit. On December 28, 1995, the Company settled the first suit for $50,000 in cash and 4,000,000 shares of common stock, valued at $.50 per share. These amounts, plus legal costs, have been recorded in the 1996 statement of operations as settlement of litigation. The second class action lawsuit filed on June 30, 1995 was dismissed by the plaintiffs based on the settlement of the previous suit.








-------------------------------------------------------------------------------

                                 (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

   Mr. Lou Schemer, creator and original owner of Happily Ever After:

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


NOTE 13 - CONTINUING OPERATIONS, ACQUISITIONS, AND SUBSEQUENT EVENTS

The Company has historically incurred operating losses and at December 31, 1997, has an accumulated deficit of approximately $27.8 million.




-------------------------------------------------------------------------------

                                  (Continued)

             FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997 and June 30, 1997

-------------------------------------------------------------------------------


NOTE 13 - CONTINUING OPERATIONS, ACQUISITIONS, AND SUBSEQUENT
          EVENTS (Continued)

Effective June 30, 1997, the Company acquired certain assets from corporations owned by Mr. Charles E. Nootens, Chairman of the Company's Board of Directors, through First National Finance Corp. (FNFC), a newly-formed wholly owned subsidiary of the Company. The new venture is an active business, previously operated by Mr. Nootens, to extend credit to real estate developers and others at rates substantially higher than conventional real estate and commercial loans. See Note 1.

FNFC issued $3,500,000, principal amount, of preferred stock and 50 call pack options, at $10,000 each, to purchase 20,000,000 shares of First National Entertainment Corp. common stock at 10 cents a share in exchange for the assets of Mr. Nootens' business. The acquisition was treated as a purchase and recorded at the fair market value of the assets received.

In the future, FNFC expects to continue making real estate bridge loans and also to make bridge loans for completion of theatrical and movie productions, acquisition of distribution rights for entertainment products, completion of interactive games, and acquisition or financing of various forms of intellectual media and software entertainment.

In September 1997, the Company acquired a Swiss management company having the rights to certain ultraviolet light technology and additional capital contributed to the Swiss Company in the amount of $416,848 by the selling shareholders in exchange for 1,500,000 shares of common stock. This patented technology is used in the repair of underground pipes using light-curing glass fibre reinforced plastic liners. Initially, this product was to be marketed in Germany, Austria, and Switzerland. Because of differences in management philosophy, management has given the Swiss company the option to shut-down and self liquidate or continue to operate. At December 31, 1997, there were only nominal assets of the Swiss company included in the consolidated balance sheet. Consolidated net loss includes approximately $680,000 attributable to operations of the Swiss company.

As of June 30, 1997, FNFC had issued additional call pack options to purchase an aggregate of 8,000,000 of the Company's common shares. These calls were issued for a consideration of 2-1/2 cents per share and entitle the holder to purchase shares at 10 cents per share or an aggregate of $800,000. At December 31, 1997, 20 call pack options were purchased for $200,000.

The Company has tendered an undisclosed bid to acquire the assets of Windy City Video. The offer has been orally accepted and the due diligence investigation is to begin immediately. Windy City Video operates seven video stores in the Chicagoland area.






-------------------------------------------------------------------------------

                              DELETED FROM NOTE 11

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                    PART III

ITEM 9 - DIRECTORS AND  EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the Executive Officers and Directors of the Board for the Company, their ages, positions held with the Company and term of service as Director of the Company, as of December 31, 1997.


-----------------------------------------------------------------------------------
       NAME          AGE  POSITIONS HELD WITH COMPANY         PERIODS OF SERVICE
                                                              AS COMPANY DIRECTOR
-----------------------------------------------------------------------------------
Charles E. Nootens   57   Chairman of the Board of Directors  April 1997 to Present
                          President                           June 1997 to Present
-----------------------------------------------------------------------------------
Geoffrey W. McGrath  25   Secretary and Director              March 1997 to Present
-----------------------------------------------------------------------------------
Kenneth E. Scipta    57   Director                            June 1997 to Present
-----------------------------------------------------------------------------------
James S. Yerbic      59   Director                            June 1997 to Present
-----------------------------------------------------------------------------------

     Kenneth E. Scipta was appointed CEO by the Board effective August 1, 1997. On September 10, 1997 Mr. Scipta replaced Mr. McGrath as Secretary.

     Jurg Mullhaupt was elected to the Board effective September 10, 1997 and resigned effective December 17, 1997.

     All Directors serve until the next annual meeting of stockholders and the concurrent election of directors. All officers serve at the pleasure of the Board of Directors. No Director holds directorships in other reporting companies.

     On September 10, 1997, a stock program was approved to option 300,000 shares to each board member earned monthly over 36 months. At December 31, 1997, 274,000 shares have been issued.

BUSINESS EXPERIENCE OF NOMINEES AND EXECUTIVE OFFICERS

CHARLES E. NOOTENS - Mr. Nootens (age 57) is the Chairman of the Board, President and a Director of FNAT. He is also President and sole director of FNFC and a director of FNET. Prior to joining the Company, he was President and primary stockholder of Shiloh Inc., which was engaged in a business similar to FNFC. Prior thereto, he was President of American Energy Management, Inc., which he founded in 1987 and sold in 1995. Mr. Nootens is a graduate of the University of Chicago (A.B. 1963 and MBA 1964). He majored in accounting and worked as an auditor for Arthur Andersen & Co. prior to founding American Energy Management, Inc.

KENNETH E. SCIPTA - Mr. Scipta (age 57) is the CEO, Director, and Secretary of FNAT. Prior to joining the Company, he was President and Board Member of Mid-West Spring Manufacturing Company, one of the five largest spring companies in the USA. During his twenty years with the company he served as Vice President of Finance and Vice President of Sales & Marketing. Mr. Scipta is a CPA and initially worked as an auditor with Ernst & Young. He is a graduate of St. Joseph's College, Indiana (BA - 1966).

JAMES S. YERBIC - Mr. Yerbic (age 59) is a Director of FNAT. He currently is an independent business consultant. For many years he was a senior financial officer and business development officer for several companies, including Duchossois Industries (1992 to 1996), Eagle Industries (1989 to 1991), Jepson Industries (1985 to 1989) and McGraw-Edison Company (1973 to 1985). Prior to that he was with Arthur Andersen & Co. He is a graduate of Bradley University (BS - 1967).

GEOFFREY W. MCGRATH - Mr. McGrath (age 25) is a Director and Secretary of FNAT. He is also a Vice President and Director of NHI, where he is responsible for NHI's investment in FNAT as well as certain other investments in the NHI portfolio. He is a graduate of the University of Illinois, Champaign-Urbana (BA - 1997).


ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid during the last three fiscal years to the Company's executive officers and directors.


                        Annual Compensation                   Long-Term Compensation
                        -------------------                   ----------------------
                    Fiscal                     Other       Restricted      Securities
Name and             Year &                    Annual        Stock         Underlying        All Other
Principal Position  *6 mo.       Salary     Compensation     Awards      Options/SARs(#)   Compensation
------------------  period       ------     ------------     ------      --------------    ------------
                    12/31/97
                    --------
Stephen J. Denari     1996      $103,846                      $  0         800,000(b)           0
-----------------
President, Chief
Operating Officer &   1997      $ 82,692 (a)
Acting CFO            1997*     $      0

Joanne K. Fabere        1996     $ 29,230                         $  0            0          0
----------------
Controller
Company Secretary       1997     $ 12,308 (c)
                        1997*    $      0

Charles E. Nootens      1997*    $      0        $1,500(e)        $  0            0          0
------------------
President

Kenneth E. Scipta       1997*    $ 28,500        $1,160(e)        $  0            0          0
-----------------
CEO, Company
Secretary

--------------------------------------------------------------------------------
NOTES:
(a) Mr. Denari tendered his resignation effective June 27,1 997.

(b) Mr. Stephen J. Denari received an option to purchase 800,000 shares of Company stock in June 1995 at the exercise price of $0.40 per share which vested over a period from July 1, 1995 through July 1, 1996. Mr. Denari has agreed to cancel the option for $17,000.

(c) Ms. Fabere resigned effective December 31, 1996.

(d) Mr. Scipta began employment effective August 1, 1997.

(e) Mr. Nootens received 75,000 shares and Mr. Scipta received 58,000 respectively.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCK HOLDINGS OF MANAGEMENT

The following table sets forth as of March 31, 1998 all persons known by the Company to be a beneficial owner of more than five percent of any class of the Company's voting securities and the security ownership in the Company or its affiliates, directly or indirectly by all directors and nominees, executive officers and all directors and officers of the Company as a group. Unless otherwise stated, the nature of beneficial ownership is that of sole voting power and sole investment power.


   NAME AND ADDRESS OF     AMOUNT AND NATURE OF     PERCENT
    BENEFICIAL OWNER       BENEFICIAL OWNERSHIP   OF CLASS(1)
CHARLES E. NOOTENS
600 ENTERPRISE DRIVE, STE       475,887(6)
109, OAK BROOK, IL  60523      22,600,000(2)          2.5%
KENNETH E. SCIPTA
600 ENTERPRISE DRIVE, STE       230,450(6)
109, OAK BROOK, IL  60523       800,000(3)            1.2%
GEOFFRY MCGRATH
NIMBUS HOLDINGS, INC.
943 EDGEMERE CT.           1,110,000 (4),(5),(6)
EVANSTON, IL  60202            3,600,000(3)           6.4%

(1) Calculated based upon 18,672,458 shares of Common Stock issued and outstanding as of the Record Date of March 31, 1998. In addition to its Common Stock, the Company had outstanding as of March 31, 1998, 29,311,000 Options and Warrants to purchase one share of common stock, $0.005 par value each. None of the holders of the Warrants are entitled to vote, receive dividends, receive notices of meetings or to any other shareholder rights on account of the Warrants prior to exercise thereof.

2. Of the shares beneficially owned, 200,000 of these shares represent shares that may be purchased on existing warrants at $.05 per share (See Financial Statements, Note 9 "Shareholders' Equity"), and an additional 22,400,000 options at $0.10 each. (See Financial Statements, Note 13 "Continuing Operations, Acquisitions, and Subsequent Events").

3. Call pack options of Scipta (800,000) and Nimbus (3,600,000) at a cost of $.025 each to acquire shares at $0.10 each. (See Financial Statements, Note 13 "Continuing Operations, Acquisitions, and Subsequent Events")

4. Geoffry McGrath owns 6.4% of the shares and serves as Vice President and Director of Nimbus Holdings. Accordingly, Mr. McGrath may be deemed to beneficially own the shares of Common Stock held by Nimbus Holdings.

5. Of the shares beneficially owned, 600,000 of these shares represent shares that may be purchased upon exercise of warrants at $.15 per share. (See Financial Statements, Note 9 "Shareholders' Equity").

6. Common Stock for Board Service, Nootens (75,000), McGrath-Nimbus (83,000), and Scipta (58,000). (See Financial Statements, Note 9 "Shareholders' Equity").

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The Securities Exchange Act of 1934 requires all executive officers, directors and 5% or greater shareholders to report any changes in their ownership of Company common stock to the Securities and Exchange Commission, NASDAQ and the Company.


PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules:

     See Table of Contents at the beginning of attached financial statements.

Exhibits required by Item 601 of Regulation S-B.



EXHIBIT NO.  DESCRIPTION
-----------  -----------
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

REPORTS ON FORM 8-K DURING THE LAST QUARTER

     On January 2, 1998 the Company filed on Form 8-K, that the Board approved a Resolution changing the fiscal year end to December 31st from June 30th. This shift will more accurately reflect the Company's current business cycle.

     Mr. Jurg Mullhaupt's resignation from the Board was accepted.

     On March 10, 1998 the Company filed on Form 8-K, that the offer to the European investors to transfer First National Environmental Technologies, Inc. subsidiary to them for repayment of $268,000 had been invalidated for failure to meet the conditions of the agreement.

     First National Entertainment Corp. has tendered an undisclosed bid to acquire the assets of Windy City Video. Windy City Video operates seven video stores in the Chicagoland area.







                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  __________, 1998

                                     FIRST NATIONAL ENTERTAINMENT CORP.



                                     By:
                                          ------------------------
                                          Charles E. Nootens
                                          President






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




      SIGNATURE                        TITLE                             DATE
      ---------                        -----                             ----

____________________  CHAIRMAN, PRESIDENT,                   __________, 1998
CHARLES E. NOOTENS

_____________________ CHIEF EXECUTIVE OFFICER, DIRECTOR      __________, 1998
Kenneth E. Scipta

                                 EXHIBIT INDEX




Exhibit No.  Description                                               Comment
-----------  -----------                                               -------

3.1 *        Articles of Incorporation, as amended                     Restated as Amended
3.1.1        Articles of Amendment to the Articles of Incorporation    Adopted October 28, 1994 (Filed
                                                                       concurrently)
3.2 *        By-laws                                                   By-laws see Note 1
4.1 ***      Instruments Defining Rights of Security Holders           Class A & B Warrants
10.1 *       Non-Statutory Stock Option Plan                           April 1, 1993
10.2 *       Incentive Stock Option Plan                               April 1, 1993
10.3 *       Employment Agreement with Jeffrey Schwaber                March 26, 1993
10.4 *       Employment Agreement with Rick Busby                      January 15, 1993
10.5 *       Stock Purchase Agreement with Milton Verret               December 1, 1991
10.6 *       Continental Capital & Equity Agreement                    March 5, 1993 and Addenda May 11, 1993
10.7 *       Technovision Agreement                                    March 16, 1993
10.8 *       Entertainment Marketing & Communications Agreement        February 3, 1992 and June 15, 1993
10.9 *       American Softworks Agreement                              June 17, 1993
10.10 *      Worldvision Agreement                                     July 16, 1993
10.11**      Employee Stock Purchase Plan                              January 22, 1994
10.12**      Worldvision Agreement, as amended                         April 13, 1994 and May 23, 1994
10.13**      Stylus Records Founder's Agreement                        April 15, 1994
10.14**      Technovision Agreement, as amended                        June 10, 1994
10.15 ****   Employment Agreement with Stephen J. Denari               May 10, 1995 (Filed concurrently)
10.16****    Non-Qualified Stock Option Grant Agreement with           June 26, 1995 (Filed concurrently)
                Eugene E. Denari, Jr.
10.17****    Non-Qualified Stock Option Grant Agreement with           June 26, 1995 (Filed concurrently)
                Stephen J. Denari
10.18****    Promissory Note from Milton J. Verret                     July 14, 1995 (Filed concurrently)
10.19****    Distribution Agreement with SeaGull Entertainment , Inc.  October 4, 1995 (Filed concurrently)
10.20****    Amendment to Promissory Note and Collateral Agreement     July 14, 1995
                with Milton Verret
10.21        Option agreement with Viviene Crowe                       September 14, 1996
16.1**       Letter from previous auditor                              June 30, 1994
21.1**       Subsidiaries of the Registrant, as amended                Restated as Amended




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