Form 10QSB
period 1998-03-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 1998-05-15
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 1998

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


           600 ENTERPRISE DRIVE, SUITE 109, OAK BROOK, ILLINOIS 60523
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 1998 the registrant had outstanding 18,672,458 shares of its $.005 par value Common Stock.

                                      INDEX


                         Part I - Financial Information


                                                                            Page

Item 1 Consolidated Balance Sheets........................................    3

       Consolidated Statements of Income..................................    5

       Consolidated Statements of Cash Flow...............................    6

       Notes to Consolidated Financial Statements.........................    7

Item 2 Management's Discussion and Analysis of Financial
       Conditions and Results of Operations...............................   10



                   Part II - Other Information and Signatures


Item 5 Other Information..................................................   11

Item 6 Exhibits and Reports on Form 8-K...................................   12

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------


March 31,                                                 1998           1997
                                                       ----------     ----------
ASSETS

Current Assets
  Cash                                                 $   49,158     $    6,049
  Cash Escrow Account                                     500,000              0
Accounts receivable, net of allowance                      47,121              0
 Loans Receivable, net of allowance                     1,610,631              0
  Interest Receivable                                     226,596              0
  Other                                                     4,881          9,514
                                                       ----------     ----------

Total Current Assets                                    2,438,387         15,563
                                                       ----------     ----------

Real Estate held for development                          550,000              0

Property and equipment, net                                76,761         41,470

Other Assets
  Film inventory                                           10,000      2,648,210
  Intangible assets, net of accumulated
     amortization of $214,297 (1997)                            0        107,362
  Franchise Rights                                            186              0
  Licenses                                                150,000              0
                                                       ----------     ----------

Total Other Assets                                        160,186      2,755,572
                                                       ----------     ----------


TOTAL ASSETS                                           $3,225,334     $2,812,605
                                                       ==========     ==========


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------


March 31,                                            1998              1997
                                                 ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $    276,732      $    237,644
  Note Payable                                              0           118,300
  Accrued expenses                                    681,641           260,026
  Obligations under capital leases                          0            21,081
                                                 ------------      ------------

Total Current Liabilities                             958,373           637,051
                                                 ------------      ------------

Minority interest in consolidated subsidiary        2,788,968                 0

Shareholders' Equity
  Preferred stock, $.0001 par value,
  authorized 10,000,000 shares,
  no shares issued and outstanding                        186                 0

  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
    1998, 18,672,458 shares
    1997, 16,898,458 shares                            93,365            84,495
  Dividends payable                                  (153,646)                0
  Paid in capital                                  27,271,566        26,090,608
  Accumulated deficit                             (27,733,478)      (23,999,549)
                                                 ------------      ------------

Total Shareholders' Equity                           (522,007)        2,175,554
                                                 ------------      ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                             $  3,225,334      $  2,812,605
                                                 ============      ============


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------


For the three months ended March 31,                  1998             1997
                                                  ------------     ------------
TOTAL REVENUES                                    $    166,325     $          0

COST OF REVENUES
  Amortization of film costs                                 0                0
                                                  ------------     ------------

GROSS PROFIT (LOSS)                                    166,325                0
                                                  ------------     ------------

 OPERATING EXPENSES
  Marketing, selling  & royalties                            0                0
  General and administrative                           122,229          155,029
                                                  ------------     ------------

TOTAL OPERATING EXPENSES                               122,229          155,029


OPERATING INCOME (LOSS)                                 44,096         (155,029)
                                                  ------------     ------------

OTHER INCOME (EXPENSE)                                   1,486            4,601
                                                  ------------     ------------

NET INCOME (LOSS)                                 $     45,582     $   (150,428)
                                                  ============     ============

NET GAIN (LOSS) PER SHARE                         $        .00     $       (.01)
                                                  ============     ============

Weighted average shares outstanding                 18,672,458       16,898,458
                                                  ============     ============


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


For the three months ended March 31,                      1998          1997
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                  $   45,582    $ (385,727)

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Amortization of film costs                                 --        51,790
    Other amortization, depreciation, write-offs              886       141,986
    Provision for loan losses                               6,000             0
    Changes in operating assets and liabilities, net      (68,462)       49,890
                                                       ----------    ----------

NET CASH (USED IN) OPERATING ACTIVITIES                   (15,994)     (142,061)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment                      --            --
    Disposition of property and equipment                      --            --
                                                       ----------    ----------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                           --            --

CASH FLOWS FROM FINANCING ACTIVITIES:

    Officer Advances/(Repayments)                              --            --
    Notes Payable/(Repayments)                                 --       118,300
    Common Stock Issuance/(Cancellation)                       --            --
    Dividends paid                                       (153,646)           --
                                                       ----------    ----------

NET CASH (USED IN) FINANCING ACTIVITIES                  (153,646)      118,300

NET INCREASE/(DECREASE) IN CASH                          (169,640)      (23,761)

CASH - BEGINNING OF PERIOD                                218,798        29,810
                                                       ----------    ----------

CASH - END OF PERIOD                                   $   49,158    $    6,049
                                                       ==========    ==========


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)\
  March 31, 1998


NOTE 1  GENERAL

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 1997. The financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally made in an Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's short period December 31, 1997 Annual Report on Form 10-KSB.

The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2  CONDENSED SUMMARY OF ACCOUNTING POLICIES

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


NOTE 3  ACCOUNTS RECEIVABLE

On August 16, 1994 the Company received an accounting statement from Republic Pictures (Republic), its former film distributor, that reported video sales and collection results for Happily Ever After through June 30, 1994. This statement reflected a lower producer royalty payment than the Company had anticipated because of certain assumptions used by

Republic in the accounting statement that the Company believes were inconsistent with its distribution agreement with Republic. The Company communicated these issues to Republic and conducted a comprehensive third-party special audit of all reported video results. Republic subsequently agreed to revise the August 16, 1994 accounting statement for the number of videos shipped and, on September 26, 1994, delivered payment to the Company for this revised accounting statement, plus interest. However, according to the special auditor's report, Republic owes the Company a producer's bonus of 5% of the first one million units sold, which approximates $256,000, in addition to amounts owed the Company for foreign currency adjustments and excess units held in reserve of $184,000. In 1996, Republic reported units sold of 389,000 units, but because of certain cost assumptions used by Republic in submitting its accounting for these sold units, informed the Company that they have no liability for producer royalty payments. The Company maintains that under the terms of the Distributor Agreement, they are entitled to a specific amount for each unit sold or approximately $1,150,000 for 1996. The Company intends to vigorously pursue collection efforts with respect to these receivables, however, due to the uncertainty of the results of the collection efforts, the Company has charged off all of these outstanding receivables in 1996 and prior years.

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

The Company has a Reserve for Unfunded Restoration Costs which it holds in escrow. Payments are made from time to time as work is completed and documentation is presented to a Title company for approval. Funds are disbursed upon a directive from the Title company.


NOTE 4  FILM INVENTORY

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


NOTE 5  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years.


NOTE 6  CONTINGENCIES

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


NOTE 7  LITIGATION

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

NOTE 8  CONTINUING OPERATIONS AND SUBSEQUENT EVENTS

The Company, as has been previously reported, has continued to pursue revenue from the animated film Happily Ever After. In addition, the Company is exploring possible acquisitions in the movie distribution field and has contracted with Peter Keefe Productions located in California to assist in this endeavor.

First National Finance Corporation is generating the expected revenue and should continue to earn as projected fro the balance of the fiscal year.

In September 1997, the Company through a wholly owned subsidiary First National Technologies, Inc. ("FNET") acquired a Swiss management company having the rights to certain trenchless pipe technology in exchange for stock and cash. Initially this product was to be marketed in Europe. Because of differences in management philosophy, management has decided to give the Swiss company to purchase the majority interest in FNET and shut down or continue to operate the European operation.

In January, 1998 the Company's Board approved an agreement to transfer FNET to a group of European investors headed by Mr. Jurg Mullhaupt. (see 8K dated January 2, 1998).

On March 10, 1998 the agreement was invalidated due to the European partners failure to meet the conditions of the agreement (see 10KSB).

At this time the Company continues to negotiate the return of its investment of stock and cash in exchange for the transfer of FNET to Mr. Jurg Mullhaupt.

Through its wholly owned subsidiary First National Video Corp., the Company acquired the assets and operating rights to six video stores in the Chicago area on April 29, 1998. (see 8K dated May 6, 1998).



                                     ITEM 2.
               FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company's revenues were received from loan fees and interest on short term bridge loans primarily in the Chicago area. The Company has a portfolio of loans ranging from approximately $30,000 to $300,000. Generally, loan fees and interest are prepaid for six months.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $49,158 in cash compared to $6,049 for the same period in 1997. The Company repaid the loan to Chairman, C. Nootens of $268,947 during the quarter.

Operations provided cash flow of $45,482 during the three months ended March 31, 1998.

Accounts Receivable and loans receivable increased from $-0- to $1,837,227. The increase is due to the acquisition of a corporation obtained from Mr. Nootens and formed as First National Finance Corp. The Company has received an assignment for a cash escrow account that resulted in additional cash available for loans in the Finance subsidiary during the second quarter 1998. In addition, the Company is exploring the best option regarding a parcel of lakefront property in far suburban Chicago for either a joint venture to develop or a sale.

The Company had deferred loan fees of $94,707 and deferred interest income of $48,343 which should be realized during fiscal 1998.


FINANCING ACTIVITIES

Management believes its working capital and existing credit availability will be adequate to meet its operating requirements for the foreseeable future. In connection with any plans for expansion of the entertainment and pipe repair businesses, the Company is exploring additional funding through a variety of options. Nothing has been finalized at this time.


RESULTS OF OPERATIONS - Three months Ended March 31, 1998 compared to Three Months Ended March 31, 1997.

Revenues increased to $166,325 from $-0- in the prior year through the increase in loan interest and fees.

Operating costs and expenses. Operating expenses totaled $122,229 during the first quarter. This is a decrease from the comparable amount in 1997 of $155,029. Operating expenses are in fact selling, administrative and general expenses for the quarter.

The Company had net income of $45,582 compared to a net loss of $(150,428) for the quarter. The improvement is due to revenues from the Financing Company and continued reduction in costs. The Company was a break even on a diluted basis vs. a loss of $(.01) per share for the comparative quarter in 1997.

TAXES ON INCOME

Taxes on income are zero due to the cumulative net operating loss carryforwards of approximately $25.0 million at March 31, 1998, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.



                           PART II - OTHER INFORMATION

                           ITEM 5 - OTHER INFORMATION

In April 1994, the Company acquired a majority ownership in Stylus Records, a Delaware Corporation, for 160,000 shares of common stock and the assumption of $105,000 in liabilities. The Founders' Agreement calls for the Company to guarantee certain stock values for 60,000 of these issued shares relative to their market price as of March 31, 1996. The Company has the option to issue additional shares to the extent of any difference between the market price and the guarantee price. The shares issued for this acquisition, including the price guarantees, were valued at $375,000. The Company maintains an 80% ownership in Stylus, with its investment partners Lewis & Rosenthal and Frontline Records, maintaining 15% and 5% ownership interests, respectively.

The Company has reached a tentative agreement to acquire the Stylus shares of Lewin &Rosenthal.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         During the Quarter ended March 31, 1998 the Company filed an 8K dated January 2, 1998, which, under Item 2 the Board approved an agreement to transfer First National Technologies, Inc. to a group of European Investors headed by Mr. Jurg Mullhaupt.

         Item 5 - The Board approved the write down of Happily Ever After of up to $500,000.
         Item 6 - Mr. Jurg Mullhaupt's resignation from the Board of the Company was accepted.
         Item 8 - The Board approved the change in the Company's Year End from June 30 to December 31.

         On March 10, 1998, the Company filed on Form 8K under Item 2 the offer to the European investors had been invalidated due to the investors failure to meet the conditions of the agreement.

         Also, a tender offer had been made to purchase the assets of video stores under the name of Windy City Video located in the Chicago area. The six stores were acquired on April 29, 1998. (see 8K dated May 6, 1998).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       First National Entertainment Corp.




Dated:  May 15, 1998                   /s/ Charles E. Nootens
       --------------                  -----------------------------------------
                                           Charles E. Nootens
                                           President