Form 10QSB
period 1998-06-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 1998-08-17
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1998

Commission File No.  0-18866

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       FIRST NATIONAL ENTERTAINMENT CORP.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           COLORADO                                    93-1004651
           --------                                    ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


           477 E BUTTERFIELD RD., SUITE 307, LOMBARD, ILLINOIS  60148
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                (630)  971-9924
                        --------------------------------
              (Registrant's telephone number, including area code)




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

As of June 30, 1998 the registrant had outstanding 18,672,458 shares of its $.005 par value Common Stock.

                                     INDEX



                         Part I - Financial Information


Item 1  Consolidated Balance Sheets.......................................     3

        Consolidated Statements of Income.................................     5

        Consolidated Statements of Cash Flow..............................     6

        Notes to Consolidated Financial Statements........................     7

Item 2  Management's Discussion and Analysis of Financial Conditions
        and Results of Operations.........................................    10


                   Part II - Other Information and Signatures



Item 5  Other Information.................................................    11

Item 6  Exhibits and Reports on Form 8-K..................................    12

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)




--------------------------------------------------------------------------------

June 30,                                                  1998          1997

--------------------------------------------------------------------------------


ASSETS

Current Assets
 Cash                                                  $  184,496     $   52,272
 Cash Escrow Account                                            0        500,000
Accounts receivable, net of allowance                     282,121              0
Loans Receivable, net of allowance                      2,984,472      2,186,315
 Interest Receivable                                      374,072         52,653
 Video Inventory                                          161,333              0
 Other                                                     35,654          4,883

--------------------------------------------------------------------------------

Total Current Assets                                    4,022,148      2,796,123

--------------------------------------------------------------------------------


Real Estate held for development                          559,000        550,000

Property and equipment, net                               214,343         12,607

Other Assets
 Film inventory                                            10,000        500,000
 Intangible assets, net of accumulated
   amortization of $8,641 (1998)                           43,207              0
 Licenses                                                 150,000              0
 Investment in LLC                                          2,245              0

--------------------------------------------------------------------------------

Total Other Assets                                        205,452        500,000

--------------------------------------------------------------------------------


TOTAL ASSETS                                           $5,000,943     $3,858,730

================================================================================



See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)





--------------------------------------------------------------------------------

 June 30,                                               1998           1997

--------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
  Notes payable to shareholder                      $ 1,240,870    $   200,000
  Accounts payable                                      237,500        361,747
  Accrued expenses                                      852,466        370,444

--------------------------------------------------------------------------------

 Total Current Liabilities                            2,722,503        932,191

--------------------------------------------------------------------------------


 Minority interest in consolidated subsidiary         2,788,968      2,788,968

 Shareholders' Equity
  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
   1998,  18,672,458 shares
   1997,  16,898,458 shares                              93,365         84,495
  Dividends payable                                    (249,120)             0
  Paid in capital                                    27,271,566     26,650,608
  Accumulated deficit                               (27,626,339)   (26,597,532)

--------------------------------------------------------------------------------

 Total Shareholders' Equity                            (510,528)       137,571

--------------------------------------------------------------------------------


================================================================================

 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                               $ 5,000,943    $ 3,858,730

================================================================================


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------

For the six  months ended June 30,                   1998              1997

--------------------------------------------------------------------------------
TOTAL REVENUES                                    $  700,741      $(  103,579)

COST OF REVENUES                                     122,426          (51,790)

--------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                  578,315          (51,789)

--------------------------------------------------------------------------------


OPERATING EXPENSES
 Marketing, selling  & royalties                           0           84,716
 General and administrative                          464,924           38,417
Write-off film inventory costs                             0        2,200,000
Write-off goodwill and organization costs                  0          145,174

--------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                             464,924        2,468,307


OPERATING INCOME (LOSS)                              113,391       (2,520,096)

--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)                                39,330         (228,317)

--------------------------------------------------------------------------------

NET INCOME (LOSS)                                 $  152,721      $(2,748,413)

================================================================================

NET GAIN (LOSS) PER SHARE                         $      .01      $      (.16)

================================================================================

Weighted average shares outstanding               18,672,458       16,898,458

================================================================================




See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



   For the six  months ended June 30,                      1998          1997

--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $152,721    $(2,748,413)

  Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization of film costs                                0      2,148,210
  Other amortization, depreciation, write-offs         31,203         18,688
  Loss on disposition of capital leases                     0          9,022
  Provision for loan losses                            18,000              0
  Changes in operating assets and liabilities, net    220,579        338,497

--------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES               422,503       (233,996)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property and equipment              (144,592)        (3,542)
  Real estate held for development                     (9,000)             0
  Investment in LLC                                    (2,245)             0
  Start Up costs                                      (51,848)             0

--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                 (207,685)        (3,542)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes Payable/(Repayments)                               --        200,000
  Issuance of Warrants                                     --         60,000
  Dividends paid                                     (249,120)             0

--------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES              (249,120)       260,000

NET INCREASE/(DECREASE) IN CASH                      ( 34,302)        22,462

CASH - BEGINNING OF PERIOD                            218,798         29,810

--------------------------------------------------------------------------------

CASH - END OF PERIOD                                 $184,496    $    52,272
================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)\
 June 30, 1998



--------------------------------------------------------------------------------

NOTE 1  GENERAL

--------------------------------------------------------------------------------


In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 (unaudited) and the unaudited results of operations and cash flows for the six months ended June 30, 1997. The financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally made in an Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's short period December 31, 1997 Annual Report on Form 10-KSB.

The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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


--------------------------------------------------------------------------------

NOTE 3  ACCOUNTS RECEIVABLE

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

NOTE 4  FILM INVENTORY

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

NOTE 5  PROPERTY AND EQUIPMENT

--------------------------------------------------------------------------------

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years.

--------------------------------------------------------------------------------

NOTE 6  CONTINGENCIES

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

NOTE 7  LITIGATION

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

--------------------------------------------------------------------------------

NOTE 8  CONTINUING OPERATIONS AND SUBSEQUENT EVENTS

--------------------------------------------------------------------------------

In a move to strengthen it's core entertainment buisness, First National Entertainment has named television program production and marketing veteran Peter Keefe to head up the company's entertainment operations. Keefe, a well known and respected executive in the television industry, will be responsible for expanding First National's presence in the industry through program creation, production and sales & marketing, with an emphasis upon building an entertainment program library that the company will have a substantial ownership interest in.

In July, 1998, the Company reached a new agreement with the new Europartners pertaining to the loans to First National Technologies, Inc. ("FNET"). In the new agreement, Jurg Mullhaupht and Dominic Mueller will purchase all outstanding shares of the FNET subsidiary, FNAT Franchising, AG (FNATF) a Swiss company.

First National Entertainment Corp. extended a loan of $270,000 to FNET which was used to increase the paid in capital of FNATF. The new Europartners will establish a Bermuda company and assume responsibility for this loan.

Jurg Mullhaupht and Dominic Mueller shall return all First National Entertainment Corp. shares and warrants. They will cooperate with the company to obtain the return of shares and warrants held by Mathias Wettstein.

The $270,000 loan will be paid in equal installments from 1999 to 2001.

The company is negotiating to purchase the assets of Freeworld Tours with the intent of establishing a subsidiary First National World Tours, Inc. to establish high end tours. Initially, these tours would be to the Pacific Basin and India. Also, the company is considering an arrangement with a travel agency in the Chicagoland area to handle certain details of specific travel requests.

The First National Finance Corp. continues to meet expectations and provide working capital to sustain the corporation.

The acquired video stores have gone through the transition period of license and lease assignments and is now headed into a period of improvement through new movie distributors and remodeling. It is anticipated the stores will be generating a positive cash flow within the next few months.


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


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $184,496 in cash compared to $52,272 for the same period in 1997.

Operations provided cash flow of $422,503 during the six months ended June 30, 1998. Additional cash was received in a loan of $400,000 from LaSalle Bank for the purchase of Windy City Video. An officer and shareholder advanced $975,000 during the six months to First National Finance Corp. to expand the loan portfolio. The Company expects this advance to be short term.

Accounts Receivable and loans receivable increased from $2,186,315 to $3,117,528. The increase is due to the acquisition of a corporation obtained from Mr. Nootens and formed as First National Finance Corp. The Company has received an assignment for a cash escrow account that resulted in additional cash available for loans in the Finance subsidiary during the second quarter 1998. In addition, the Company is exploring the best option regarding a parcel of lakefront property in far suburban Chicago for either a joint venture to develop or a sale.

The Company had deferred loan fees and interest of $204,065 which should be realized during fiscal 1998.


FINANCING ACTIVITIES

Management believes its working capital and existing credit availability will be adequate to meet its operating requirements for the foreseeable future. In connection with any plans for expansion of the entertainment and pipe repair businesses, the Company is exploring additional funding through a variety of options. Nothing has been finalized at this time.


RESULTS OF OPERATIONS - Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997.

Revenues increased to $700,741 from $(103,579) in the prior year through the increase in loan interest, fees and video store revenue.

Operating costs and expenses. Cost of Goods and operating expenses totaled $587,350 during the six months ended June 30, 1998. This is a decrease from the comparable amount in 1997 of $2,416,517. Operating expenses are in fact selling, administrative and general expenses for the quarter.

The Company had net income of $152,721 compared to a net loss of $(2,748,413) for the six months. The improzvement is due to revenues from the Financing Company and continued reduction in costs. The Company had a loss of $(.01) on a diluted basis in the current period vs. a loss of $(.18) per share for the comparative six months in 1997.

TAXES ON INCOME

Taxes on income are zero due to the cumulative net operating loss carryforwards of approximately $25.0 million at June 30, 1998, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.

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

The Company has reached an agreement to acquire the Stylus shares of Lewis
& Rosenthal and Frontline Records which should be completed prior to the end of the third quarter.






                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (27)   Financial Data Schedule

(b)   Reports on Form 8-K

               None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        First National Entertainment Corp.





Dated: August 14, 1998                  /s/ Charles E. Nootens
       ----------------------           ----------------------
                                        Charles E. Nootens
                                        President