Form 10QSB
period 1998-09-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 1998-11-13
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1998

Commission file No.  0-18866

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                       FIRST NATIONAL ENTERTAINMENT CORP.
      ---------------------------------------------------------------------
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

                                 (630) 971-9924
                   -------------------------------------------
              (Registrant's telephone number, including area code)




Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $0.005 PAR VALUE
                          -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of November 12, 1998 the registrant had outstanding 17,907,458 shares of its $.005 par value Common Stock.

                                     INDEX



                         Part I - Financial Information


                                                                                                               Page


Item 1        Consolidated Balance Sheets.................................................................      3

              Consolidated Statements of Income...........................................................      5

              Consolidated Statements of Cash Flow........................................................      6

              Notes to Consolidated Financial Statements..................................................      7

Item 2        Management's Discussion and Analysis of Financial Conditions and Results
              of Operations...............................................................................     10


                   Part II - Other Information and Signatures


Item 5        Other Information...........................................................................      11

Item 6        Exhibits and Reports on Form 8-K............................................................      12


PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


----------------------------------------------------------------------------------------

September 30,                                             1998                  1997

----------------------------------------------------------------------------------------

ASSETS

Current Assets
  Cash                                             $   101,328           $   232,915
  Cash Escrow Account                                        0               500,000
 Accounts receivable, net of allowance                 241,865                 5,048
 Loans Receivable, net of allowance                  3,166,514             2,226,083
  Interest Receivable                                  450,442               104,957
  Video Inventory                                      139,333                     0
  Other                                                 50,139                 4,881

----------------------------------------------------------------------------------------

Total Current Assets                                 4,149,621             3,073,884

----------------------------------------------------------------------------------------

Real Estate held for development                       559,000               550,000

Property and equipment, net                            217,817                50,146

Other Assets
  Film inventory                                        10,000               500,000
  Goodwill                                               5,000
  Intangible assets, net of accumulated
     amortization of $12,962 (1998)                     30,245                     0
   Licenses                                            150,000                     0
  Investment in LLC                                     27,726                     0
  Investment in PK                                      10,000
  Organization Costs                                                         519,349
  Franchise Rights                                                            22,686

----------------------------------------------------------------------------------------

Total Other Assets                                     232,971             1,042,035

----------------------------------------------------------------------------------------

TOTAL ASSETS                                        $5,159,409            $4,716,065

========================================================================================


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


----------------------------------------------------------------------------------------

September  30,                                          1998                    1997

----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to shareholder                     $   775,946          $    328,947
  Loans payable to bank                              1,166,667                     0
  Accounts payable                                     267,856               322,608
  Accrued expenses                                     869,852               459,622

----------------------------------------------------------------------------------------

Total Current Liabilities                            3,080,321             1,111,177

----------------------------------------------------------------------------------------

Minority interest in consolidated subsidiary         2,788,968             2,788,968

Shareholders' Equity
  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:                                                        186
    1998,  16,898,458 shares
    1997,  18,398,458 shares                            93,365               528,842
  Dividends payable                                   (325,682)              (30,000)
  Paid in capital                                   27,271,566            26,850,608
  Accumulated deficit                              (27,749,129)          (26,533,716)

----------------------------------------------------------------------------------------

Total Shareholders' Equity                           (709,880)               815,920

----------------------------------------------------------------------------------------

========================================================================================
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                               $5,159,409           $  4,716,065

========================================================================================



See accompanying notes to consolidated financial statements.


FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30,              1998                             1997

----------------------------------------------------------------------------------------------

TOTAL REVENUES                                     $ 1,358,216                   $   142,188

COST OF REVENUES                                       387,859                             0

----------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                    970,357                       142,188

----------------------------------------------------------------------------------------------

 OPERATING EXPENSES
  Marketing, selling  & royalties                            0                             0
  General and administrative                           983,534                        75,371

----------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                               983,534                        78,371

OPERATING INCOME (LOSS)                                (13,177)                       63,817

----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)                                  43,108                             0

----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $29,931                       $63,817

==============================================================================================

NET GAIN (LOSS) PER SHARE                          $       --                    $        --

==============================================================================================

Weighted average shares outstanding                 18,289,958                    18,398,458

==============================================================================================


See accompanying notes to consolidated financial statements.



FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------

For the nine  months ended September 30,                            1998                  1997

-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                             $29,931             $63,817

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Other amortization, depreciation, write-offs                   76,241               6,885
    Provision for loan losses                                      27,000                   0
    Changes in operating assets and liabilities, net              336,754             (47,080)

-------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                           469,926              23,622

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment                        (158,140)            (38,425)
    Real estate held for development                               (9,000)                  0
    Investment in LLC                                             (27,726)                  0
    Start Up costs                                                (51,848)                  0
   Organization Costs                                                                (519,349)
   Goodwill                                                        (5,000)                  0
   Investment in PK                                               (10,000)                  0

-------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                             (261,714)           (557,774)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Notes Payable/(Repayments)                                         --             268,947
    Issuance of Warrants                                               --              59,000
    Dividends paid                                               (325,682)            (30,000)
   Common Stock Issuance                                                              416,848

-------------------------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                          (325,682)            714,795

NET INCREASE/(DECREASE) IN CASH                                  (117,470)            180,643

CASH - BEGINNING OF PERIOD                                        218,798              52,272
--------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                             $101,328           $ 232,915
===================================================================================================================


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)\
  June 30, 1998


--------------------------------------------------------------------------------

NOTE 1  GENERAL

--------------------------------------------------------------------------------

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 (unaudited) and the unaudited results of operations and cash flows for the nine months ended September 30, 1997. The financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally made in an Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's short period December 31, 1997 Annual Report on Form 10-KSB.

The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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





--------------------------------------------------------------------------------

NOTE 8  CONTINUING OPERATIONS AND SUBSEQUENT EVENTS

--------------------------------------------------------------------------------



In its continuing commitment toward establishing a profitable entertainment division the Company has agreed to acquire PK Productions owned by Mr. Peter Keefe.

The web site at www.fnat.com has been expanded to include information regarding the activity of the entertainment division.

First National World Tours, Inc. has been incorporated and is beginning to operate. At this time a final agreement has not been concluded to purchase the assets of a tour company and a travel agency. Certain conditions may preclude a successful conclusion to this acquisition.



                                     ITEM 2.
               FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The company continues to obtain all revenue from loan fees and interest on short term business bridge loans supported by real estate.

The company increased its bank loans to approximately $1,200,000 during the quarter. During the same period, loans receivable increased by approximately $900,000.

Profits on a consolidated basis were adversely affected by the start up costs in "revitalized" entertainment division, the tour company as well as continued losses in the video stores.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $101,328 in cash compared to $232,915 for the same period in 1997. The difference can be attributed to timing on business loans from the Finance subsidiary.

Accounts and loans receivable amounted to $3,945,590. The company has increased its bank loans to $1,200,000 while decreasing loans to shareholders to approximately $567,000. The Board of Directors has instructed management to repay all shareholder loans as quickly as possible.


FINANCING ACTIVITIES

Management believes its working capital and existing credit availability will be adequate to meet its operating requirements, including start up and expansion activities, for the foreseeable future.




RESULTS OF OPERATIONS

Consolidated

Revenues for the company for the nine months ended September 30, 1998 amounted to $1,401,324 compared to $142,188 for 1997. With a cost of goods of $387,859 and expenses of $983,534 a profit of $29,931 was achieved for the nine months. The quarter reflected a loss of $124,389 attributed to timing of some of the loan revenue in the Finance subsidiary and start up costs in the Tour and Entertainment subsidiaries.

The income of $29,931 compares to net income of $63,817 for the comparable nine months in 1997.

First National Finance Corp.

Revenues increased to $726,910 for the nine months compared to $142,188 for the prior year. Amounts reflect a full nine months of Finance activity compared to less than six months in 1997.

Operating costs and expenses maintained within projected amounts at $253,665 with a net income of $473,246.


Entertainment

With a minimum income from management fees from the Finance subsidiary, corporate operating expenses of $423,859 for nine months resulted in a loss of $320,359. Additional expenses were incurred with the focus on establishing a profitable niche in the family entertainment industry.


First National World Tours, Inc.

As in any start up, limited income of $28,588 and expenses of $61,158 resulted in a loss of $32,769 for the quarter and nine months.


First National Video Corp.

Revenues of $685,073 with cost of goods of $406,906 and expenses of $369,954 resulted in a nine months loss of $91,787. Sales have been less than anticipated primarily due to current "softness" in the industry. The company continues to evaluate the profitability of each store and its commitment in time and cost to this subsidiary.


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

The Company has reached an agreement to acquire the Stylus shares of Lewin
& Rosenthal and Frontline Records which should be completed prior to year end.






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


                                              First National Entertainment Corp.




Dated: November 14, 1998                      /s/ Charles E. Nootens
       -------------------                    -----------------------
                                              Charles E. Nootens
                                              President

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              First National Entertainment Corp.



Dated:___________________                     By:



                                              -----------------------------
                                              Charles E. Nootens President