Form 10KSB
period 1998-12-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 1999-03-31
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998  Commission file No.  0-18866

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

              477 E. Butterfield Rd., Suite 307, Lombard, IL 60148
              ----------------------------------------------------
                    (Address of principal executive offices)

              600 Enterprise Drive, Suite 109, Oak Brook, IL 60521
              ----------------------------------------------------
                     (Address of previous executive offices)

                                 (630) 971-9924
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the Twelve Month Period Ending 12/31/98: $1,951,900.

As of March 31, 1999 the registrant had 18,537,458 shares of its $.005 par value Common Stock outstanding. The aggregate market value of shares of Common Stock held by non-affiliates was $1,650,301 as of this date.

                                      INDEX


                                     Part I.


                                                                                                           Page

Item 1.           Business.............................................................................      1

Item 2.           Properties...........................................................................      9

Item 3.           Legal Proceedings....................................................................      9

Item 4.           Submission of Matters to a Vote of Security Holders..................................      9



                                     Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters................       9

Item 6.           Management's Discussion and Analysis of Financial Conditions and results
                  of operations........................................................................      10

Item 7.           Financial Statements and Supplementary Data..........................................      13

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosures..........................................................................      13




                                    Part III.

Item 9            Directors and Executive Officers of the Registrant...................................      13

Item 10           Executive Compensation...............................................................      14

Item 11           Security Ownership of Certain Beneficial Owners and Management.......................      15

Item 12           Certain Relationships and Related Transactions.......................................      16




                                     Part IV

Item 13           Exhibits, Financial Statement Schedules and Reports on Form 8-K......................      16


                                     PART I

ITEM 1 - BUSINESS

GENERAL

         First National Entertainment Corp. (the "Corporation") was founded to pursue the acquisition, distribution and marketing of high quality entertainment properties targeted at the family market in all forms of media. The Corporation was incorporated on January 10, 1985, under the name of Power Capital Inc., a Colorado corporation. In November of 1989, Power Capital became a public company. On October 26, 1990 Power Capital acquired 100% of the stock of 1st National Film Corp., a California corporation (1st National Film - California) in a tax-free, stock-for-stock exchange. For financial reporting purposes this acquisition was considered a reverse acquisition, in which 1st National Film-California was deemed the acquiring or successor parent corporation. In December of 1990 the name of the Corporation was changed to 1st National Film Corp. (the "Corporation"), and 1st National Film - California's inception date of July 7, 1989 is considered the Corporation's inception date. In October of 1994, the Corporation changed its name to First National Entertainment Corp.

         In December, 1991 the Corporation completed the acquisition of all U.S. and Canadian distribution, merchandising and ancillary licensing rights to the completed animated film property Happily Ever After for approximately $1.35 million.

         In 1993, the Corporation left the developmental stage and entered the operational stage concurrent with the national theatrical release of Happily Ever After. The revenue resulting from the release of the motion picture, including other forms of media, was well below projections. Resulting losses were significant and the Company accumulated a substantial tax-loss carry-forward.

         With the entry of a new management team in 1997 a business plan was developed with the approval of the Board of Directors to immediately develop an income stream, establish positive cash flow, pursue continuation and expansion in the entertainment industry while exploring new business opportunities that could immediately utilize its other unique resources.

         In 1997 the Corporation established First National Finance Corp. This division provides short term, high yield bridge loans primarily to developers and redevelopers of real estate in the Chicago area. The cash flow from this division currently supports the daily cash requirements of the entire Corporation.

         The Corporation had been listed and traded on the NASDAQ since July, 1991 until it was delisted July 3, 1997. The Corporation was denied its delisting appeal on January 28, 1998 by the NASD Board of Governors. Currently the Corporation trades on the OTC Bulletin Board.


FIRST NATIONAL ENTERTAINMENT CORP.(THE CORPORATION)

         Holding Corporation for subsidiaries in the general entertainment industry and the finance industry. The company has the following wholly owned subsidiaries. A brief overview and then in depth presentations follow.

ENTERTAINMENT SUBSIDIARIES

FIRST NATIONAL ENTERTAINMENT CORP.(FNAT)

                  This Company maintains unrestricted distribution rights to a variety of media and products for Canada and the United States relating to its full length animated movie - Happily Ever After. This movie is primarily aimed at the 3 to 7 year old market, films of this nature have continuing value since the target age group turns over quickly and there is a new market available every 3 to 5 years. An added asset is the fact that the movie has never been viewed on public or cable television.

         The company anticipates continued efforts toward revenue generation in 1999 from the Happily Ever After property.


EQUATOR ENTERTAINMENT

         The Plan to diversify was enhanced in 1998 with the addition of Mr. Peter Keefe located in Los Angeles area. A new company was created and will operate under the name Equator Entertainment will focus upon programs that have "all-family" appeal and that are calculated to achieve success in the domestic and international market place. Mr. Peter Keefe has many years of experience in children's animated entertainment and is a well known and respected executive in the television industry.


STYLUS RECORDS

         A Company acquired in 1994 (80%) which ceased operations several years ago.

VIDEO CHAIN SUBSIDIARY

FIRST NATIONAL VIDEO CORP.

         In April, 1998 the Company acquired the assets of Windy City Video a chain of six retail video stores in the Chicagoland area.



FINANCING SUBSIDIARY


FIRST NATIONAL FINANCE CORP.

         In 1997 the Corporation established a wholly owned subsidiary to contain the assets of Shiloh Corporation, a company engaged in relatively small, high yield bridge loans.


PRAIRIE BUSINESS CREDIT, INC.

         Company was formed in January, 1999 to acquire the name and assets of a corporation engaged in accounts receivable factoring. The purchase was recorded on January 1, 1999.

OTHER SUBSIDIARY

FIRST NATIONAL ENVIRONMENTAL TECHNOLOGIES, INC.

         The company was established in 1997 to take advantage of an advanced system for underground pipe service repairs. In 1997 unreconcilable differences with the European management group led to the corporation extracting itself from the European subsidiaries, the company was disposed of in 1998.

FIRST NATIONAL ENTERTAINMENT CORP.(FNAT) - (THE CORPORATION)

MISSION STATEMENT

         The Corporation has developed or continues to develop mission statements for each subsidiary to establish clear operating parameters. These statements assist in monitoring each company to maintain a well defined direction in daily operations and long term planning.


INSURANCE

         The Company maintains adequate insurance policies, including general liability, workers compensation and employers' liability and officers and directors. There can be no assurance that any of the above coverage's will be adequate for the Company's needs.

EMPLOYEES

         As of December 31, 1998 the Company had four permanent employees, including two officers and two staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good.

RESEARCH AND DEVELOPMENT

         The Company did not incur any research and development (R&D) costs for the period ended December 31, 1998 or the fiscal year ended December 31, 1997. The Company does not expect to generate any significant R&D costs in fiscal 1999.

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


EQUATOR ENTERTAINMENT (EE)

GENERAL

         Mr. Peter Keefe was named to head up the company's entertainment operations. Mr. Keefe will be responsible for expanding the Company's presence in the industry through program creation, production and sales & marketing, with an emphasis upon building an entertainment program library in which the Company will have a substantial ownership.

         Equator Entertainment will focus upon programs that have family appeal and that will be successful in the domestic and international marketplace. One of the initial primary thrusts is in representing international programs for sale to American television networks.

SALES & MARKETING

         Equator Entertainment will prudently "grow" its business with the addition of further key executives to compliment its new business plan. In addition, Mr. Keefe has an extensive network of contacts in the television broadcast and production community as well as in the merchandise licensing business throughout the world entertainment market. The focus will be extraordinary, character driven entertainment properties which appeal to children two to eleven years old.

OPERATIONS

         Currently, the Company has two employees and is located in California. All accounting, payroll and operating requirements are handled through an agreement with the Corporation.

COMPETITION

         Competing in a world entertainment environment, competition comes from a variety of international producers, distributors and studios. Equator expects to market high end, world class children's entertainment properties in the global television, video, music, publishing and merchandising marketplace. A sample of the competition ranges from Disney to Canal Plus and Egmont in Europe.

FINANCIAL CONDITION

         Equator does not expect any revenue until the latter part of 1999. A Board approved forecast has a goal of break even for the initial full year of operations. Agreements with television networks require substantial advance timing before revenue is recognized due to the nature of industry scheduling.

         The Corporation is prepared to fund operations until a positive Cash Flow can be expected, during year two of operations, in 2000.


FIRST NATIONAL VIDEO CORP.(FNVC)

GENERAL

         In April, 1998 the corporation acquired the assets of a chain of six retail video stores. These stores are located in the Chicago area. Five of the six stores were in excellent locations. The sixth store was marginal and eventually closed in the fourth quarter 1998.

OPERATIONS

         A General Manager oversees a manager at each location. Controls over cash and credit card receipts are maintained on a daily basis. Currently, videos are purchased in a range of $25.00 to $85.00 and in turn rented or sold.

         During 1998 it was determined the best course of action for an under performing store was to close it. This was completed in November, 1998. In order to attract more traffic, Illinois Lotto was added to each store.

EMPLOYEES

         Collectively the stores employ approximately 60 full and part time employees. Managers and some assistant managers are salaried with the remainder of the employees hourly. Currently, the company has no union and does not anticipate one.

INDUSTRY OUTLOOK/COMPETITION

         Currently the independent video store segment of the industry is under siege from the large national chains, particularly Blockbuster and Hollywood Video. In addition to opening hundreds of new stores nationally (some of which may affect the company's existing locations) Blockbuster has negotiated a tremendously favorable deal with the major studios. This deal is detrimental to the sales health of many independent stores. This type of deal is Pay Per View - which is a plan offering the videos at a very nominal cost, usually $8.00 or less, and sharing in the revenue. This allows for many more copies per store with a nominal initial cash investment.

         The company has an agreement with Rentrak, a company which provides videos on a Pay Per View basis. This should result in obtaining a competitive quantity of first run titles during the second quarter of 1999. It is uncertain at this time how revenue sharing will effect income for 1999.

FINANCIAL CONDITION

         A loan of $400,000 was obtained from a national bank and all payments have been made on a timely basis.

         With the rapidly changing adverse market the company lost a substantial amount during 1998. The company has and will continue to make cost cutting and revenue enhancing steps so as not to incur additional losses in 1999.


STYLUS RECORDS

         In 1998, the company was able to negotiate a repurchase of all shares of Stylus and has allowed the company to be dissolved.

         The guarantee of certain stock values for 60,000 shares of First National Entertainment Corp. common stock was negotiated and the shares returned or the guarantee eliminated. (See Financial Statement, Note 12 "Stylus Records").

PRAIRIE BUSINESS CREDIT, INC.(PBCI)

THE COMPANY

         Prairie Business Credit, Inc. is in the business of factoring, i.e. purchasing accounts receivable from companies and those in transition that do not qualify for bank standard credit. Prairie succeeds in this form of lending to companies by relying on the credit of the client's customers, not the credit of the client. Extensive credit research reduces a significant (although not all) possible losses through the failure of the ultimate customer to pay the factored invoices.

         PBCI was started in July of 1993 by Trevor Morgan who has more than twenty five years experience lending to business. PBCI has a staff of seasoned lenders and accounts receivable professionals.

THE MARKET

         Prairie's target market is new companies with a brief history of selling a proven product without sufficient history or credit worthiness to obtain standard banking financing. PBCI fills this short term void. Client longevity with Prairie has been six months to three years. Our clients either achieve enough success to be bankable or have sufficient internal cash. Factoring is particularly attractive to fast growing young companies who do not want to, or cannot raise equity to fund a growth surge. New business is usually obtained through referrals from banks, attorneys, accountants and other business professionals. Some new business has come from replies to our web page.

THE BUSINESS

         Factoring is the purchase of accounts receivable at a discount by a third party. Prairie typically advances 60-80% of the face value of the account receivable invoice upon verification of its validity. The amount not advanced, the "reserve", less the factor's discount, the "commission", is remitted to the client after collection. Prairie purchases accounts on a full recourse basis, i.e. the client must buy them back if the invoice goes 60 days past terms. Prairie requires personal guarantees from all clients. PBC may not necessarily purchase all a clients receivables but has the right and the capability to notify all the client's customers to pay Prairie directly to satisfy any past due accounts regardless if the client has submitted the account to Prairie for factoring. Prairie also has full offset rights.


MARKETING

         Mr. Morgan leads the sales effort through numerous professional referral contacts in the banking industry, public accounting and business professionals. The marketing goal for 1999 is to significantly increase the purchases of receivables from existing and new prospects. Personnel, systems and procedures are in place to increase capacity to well over $5,000,000 a month in purchased invoices. The company expects some moderate growth from our existing clients and significant growth from new clients due to significantly increased advertising and calling efforts. The ultimate size and success will be determined by the ability to attract and retain highly qualified employees and to raise funds.

FINANCIAL CONDITION

         In order to attain the goal of $5,000,000 per month in purchased invoices, a new line of credit will need to be established increasing the amount to approximately $3,000,000 to $4,000,000. Currently the company is in the process of obtaining a revolving bank loan to meet our objective.

FIRST NATIONAL FINANCE CORP.(FNFC)

         The Corporation established FNFC as a wholly owned subsidiary to acquire certain assets from Shiloh Corporation. Mr. Charles E. Nootens was elected Chairman of the company's Board of Directors effective June 30, 1997.

         FNFC issued $3,500,000 principal amount of preferred stock and 50 call pack options, at $10,000 each, to purchase 20 million shares of the Corporation's Common Stock at 10 cents a share in exchange for the assets of Mr. Nootens business. As of June 30, 1997, FNFC had issued additional call pack options to purchase an aggregate of 8 million of the Corporation's common shares. These calls were issued for a consideration of 2.5 cents per share and entitled the holder to purchase shares at 10 cents per share or an aggregate of $800,000.

         The Corporation obtained approximately $3.5 million dollars of assets ($2.9 million liquid short-term) with the issuance of preferred stock in FNFC and Call Options. Included in the short term assets are loans receivable, interest and cash. (See Financial Statements, Note 15 "Continuing Operations, Acquisitions and Subsequent Events").


INDUSTRY OVERVIEW

         Urban areas are experiencing significant demands for redevelopment of single and multiple family dwellings. Many qualified developers responding to this demand require short term financing. The Company provides this financing generally in large metropolitan areas.


FNFC'S FINANCING SERVICE OVERVIEW

         FNFC is an active business engaged in making relatively small, high yield bridge loans. These loans are typically in the range of $25,000 to $100,000 to developers and redevelopers of real estate and to a lesser extent tangible personal property and to producers, inventors, authors and syndicators of media, software and other similar entertainment and intellectual properties. The Corporation expanded through the acquisition of Prairie Business Credit an accounts receivable factoring company. The company anticipates transferring a significant amount of its bridge loan portfolio cash to the factoring subsidiary.

         During 1998 FNFC financed certain old time successful television shows which were being released on VHS and DVD. These loans were for six months or less and secured by a library of established television shows previously converted to video tape.


SALES AND MARKETING

         Through networking the Company has established contacts in local markets allowing the Company to capitalize on their expertise. Guidelines have been established to attract clients capable of fulfilling their business loan obligations on a timely basis. The Company's marketing strategy incorporates a continued review of client's needs, areas which require its services and development of long-term relationships with borrowers to more fully understand and anticipate their needs. The Company is currently negotiating with several banks for an increase in its line of credit to expand its financing activities.

COMPETITION

         The short term loan industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. Some may possess substantially greater resources. The Company believes that the availability of quality loan candidates, level of service, effective monitoring of loan and renovation performance and the price of service are the principal elements of competition in bridge loans.

EMPLOYEES

         As of March 15, 1999 FNFC has no employees and has a management agreement for all services with First National Entertainment Corp.

PROPERTIES

         The Company shares space with its parent in a leased office which has an annual lease ending December 31, 2001.


SUBSEQUENT EVENTS (FNFC)

         FNFC completed the acquisition of the name and assets of Prairie Business Credit, Inc. in February, 1999 retroactive to January 1, 1999. (See Financial Statement, Note 15 "Continuing Operations, Acquisitions, and Subsequent Events").


FIRST NATIONAL ENVIRONMENTAL TECHNOLOGIES, INC. (FNET)

         In 1997 the corporation established a subsidiary (FNET) which acquired a Swiss management company and an 80% interest in a German subsidiary.

         The companies were to develop operating systems for seamless underground pipe repair utilizing a state of the art system which would save customers thousands of dollars when compared to the current repair methods.

         Significant differences arose and it became evident the corporation could not agree on a business plan with the European managers. An original plan to shut down the company in January of 1998 failed due to the inability of the Europartners to fulfill their obligations in the agreement. In July, 1998 an agreement was reached to dispose of FNET and ownership was transferred to a new company formed by two of the three Swiss shareholders. All warrants were negated. Two of three Swiss owners returned 735,000 Common shares. The company received a $270,000 note conditional upon the new company meeting certain performance measurements. There is no guarantee the loan in the amount of $270,000 will be collected. (See Financial Statements, Note 4 "Notes Receivable"). The net effect of this transaction was to recognize a gain on disposal of approximately $5,700.


FIRST NATIONAL ENTERTAINMENT CORP.(THE CORPORATION)


TURNAROUND PLAN & SUBSEQUENT EVENTS

         The corporation continues to follow a Business Turnaround Plan developed in 1997, when the new management team led by Chairman Mr. Charles Nootens was established. At that time it was determined that the company had primary assets of a large shareholder base on the OTC Market and a tax-loss carry-forward of approximately $23,500,000.

         The Plan consisted of two major parts - establish and expand a financial services business primarily in bridge loans and accounts receivable factoring while re-establishing a viable general entertainment division. In 1998 and early 1999 the Corporation has completed two acquisitions toward these goals with the addition of Mr. Peter Keefe (now Equator Entertainment) and Prairie Business Credit, Inc. (See Financial Statements, Note 15 "Continuing Operations, Acquisitions, and Subsequent Events").

ITEM 2 - PROPERTIES

         The Corporation's principal executive offices are located at 477 E. Butterfield Road, Suite 307, Lombard, Illinois 60148, telephone (630) 971-9924. The Company leases approximately 1300 square feet of office space in an executive office building. The lease expires on December 31, 2001.

         Prairie Business Credit, Inc. principal executive offices are located at 221 West Jefferson St., Naperville, IL 60540, telephone (630) 717-1155. The Company leases approximately 900 square feet of office space in an executive office building. The lease expires on June 30, 1999.

         The corporation is investigating the possibility of combining the two offices.

         In addition, the FNVC leases five stores for its video operation with varying length of lease ending dates. (See Financial Statement, Note 13 "Leases").

         The corporation anticipates establishing a sales and marketing office for Equator Entertainment in the Los Angeles area by the end of the first quarter, 1999.


ITEM 3 - LEGAL PROCEEDINGS

         In the ordinary course of its business, the Corporation is from time to time threatened with or named as a defendant in various lawsuits. The Corporation is not currently involved in any material litigation. (See Financial Statement, Note 14 "Commitments and Contingencies").



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Corporation's $.005 par value Common Stock shares were traded on the NASDAQ 'Small Cap' Market System under the symbol "FNAT" through July 3, 1997. The following table shows the range of reported high and low bid quotations for the Corporation's Common shares, as indicated on the OTC Market Reports.


                                            High              Low

For the year ended 12/31/98                 $0.10             $0.01


         As of April 1, 1998, the Corporation had an estimated 3,500 shareholders of record. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend on its Common Stock in the foreseeable future.

         On October 6, 1996 the Corporation's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of Warrants from its Private Placement of 1,260,000 of the Corporation's common stock in December 1995. These 1,260,000 Warrants originally entitled the holders to purchase an additional share each of the Corporation's common stock at a price of $1.00 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension at the same price until December 31, 1998 for no additional consideration or an extension until December 31, 1999 at a share price of $.15 for additional consideration of $.05 per Warrant or an extension until December 31, 2000 at a share price of $.05 for additional consideration of $.10 per Warrant.



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         When the new management team began the challenge of returning the corporation to profitability, it was determined that a business plan that acquired the assets of the short term bridge loan company for immediate positive cash flow and allowed for re-entry into general entertainment would eventually generate positive earnings on a consolidated basis.

         When attempting a turnaround certain ventures entered into are successful and others less successful. At the same time a great deal of effort must be made to clear up any past financial problems which may have been harmful to the turnaround. Stylus Records (See Financial Statement, Note 12, "Stylus Records") is one example. The company was able to negotiate a favorable settlement of the potential liability in cash or stock and bring this venture to a conclusion.

         During 1998 the publishing company proved unsuccessful and the company experienced a limited loss which has been concluded.

         The video store chain requires a great deal of effort, especially in a rapidly changing industry. The company has made numerous changes in services, personnel and operations to restore this subsidiary to profitability. At the same time consideration is being given towards sale of the stores.

         After almost one year of negotiation an agreement was reached in 1999 to acquire the name and assets of Prairie Business Credit, Inc. an accounts receivable factoring company. The corporation believes this will contribute profits to the corporation almost immediately.

         The bridge loan business continued to provide the necessary cash flow to operate the company. During the latter part of the year our policy changed to one of faster turnover of the business loans. The loans are primarily made for residential (up to 3 apartments) renovation in Chicago. The availability of properties and the market for these properties remains strong. During 1998 expansion of the loan base did require additional bank and shareholder borrowings.

         In establishing Equator Entertainment the corporation is in pursuit of the second part of the two part business plan - entry into the children's entertainment industry. Currently in phase one the company has obtained upwards of twenty animated children's shows from international producers for sale in the U.S. Equator will obtain a percentage of the sales price.

         First National Environmental Technologies was converted to a loan and at this time the subsidiary is dormant.

         During 1998 it was the intention of the corporation to begin a first class world tour travel company, however, after extensive review the Board of Directors determined to loan funds on a convertible basis rather than establish First National World Tours, Inc. as a wholly owned subsidiary.


THE YEAR 2000 ISSUE

         As the year 2000 approaches, a significant business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Many existing software application products, including software application products used by the Corporation and its suppliers and customers, were designed to accommodate only a two digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system at "96". As a result, the year 1999 (i.e. "99") could be the maximum date value that these systems will be able to process accurately.

         Total compliance of all systems is expected by management to be completed by the third quarter of 1999. The Corporation does not anticipate material costs in addressing the Year 2000 issue. At this time it does not appear that future operating results or financial condition will be materially affected. With new software in FNVC required to comply with Rentrak Pay Per View reporting, all video stores will be Y2K ready. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Corporation. In addition there can be no assurance that unforseen problems in the Corporation's computer systems, or the systems of third parties on which the Corporation's computers rely, will not have an adverse effect on the Corporation's systems or operations.

FORWARD LOOKING STATEMENTS

         The form 10-K includes certain "forward looking" statements, which reflect the Corporation's current expectations regarding the future results of operations, performance, and achievements. First National Entertainment Corp. has tried, wherever possible, to identify these statements by having words such as "believe", "anticipate", "expect" and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Corporation or its industry to be materially different from any future results, performance or achievements expressed or impaired by such forward-looking statements. The risks and uncertainties include the following: economic activity in the United States, continued strong building rehabilitation market with available mortgage funds; the Corporation's ability to attract new businesses to its plan of diversification; the retention of key personnel; exposure to liability risk and changes in tax or regulatory requirements.

REVENUE

         The Corporation's revenues were generated from interest and loan fees in the Finance subsidiary and video store rentals and sales.



NET OPERATING REVENUE

         Net operating revenue from continuing operations increased from $-0-for the year ended June 30, 1997 to $301,434 for the six months ended December 31, 1997 to $1,535,047 for the year ended December 31, 1998.

OPERATING EXPENSES

         Operating expenses from continuing operations went from $2.8 million for the year ended June 30, 1997 to $755,102 for the six month period ended December 31, 1997 to $1.8 million for the year ended December 31, 1998. There were $490,000 and $2.2 million in expenses related to the write-off of film inventory costs for the periods ended December 31, 1997 and June 30, 1997, respectively (See Financial Statements, Note 6 - "Amortization of Film Inventory"). For the year ended December 31, 1998 there was a $216,000 loss recorded in conjunction with the sale of real estate held for development. In addition approximately $175,000 was paid to Mr. Petere Keefe as a signing bonus for him to join the Corporation and run the newly formed Equator Entertainment subsidiary. The reserve for loan losses was increased by $113,000 and approximately $35,000 was recorded as a lease liability in conjunction with closing one of the video stores.


OPERATING LOSS

         Operating loss from continuing operations decreased from $2.8 million for the year ended June 30, 1997 to $(453,668) for the six months ended December 31, 1997 to $237,675 for the year ended December 31, 1998.

OTHER (INCOME) EXPENSE

         Other income of $44,000 was generated for the year ended December 31, 1998 compared to $102,000 for the six months ended December 31, 1997 and other expense of $173,000 for the year ended June 30, 1997.

INCOME TAXES

         No income tax effect for the year ended December 31, 1998. The corporation is limited in its annual utilization of loss carrryforwards under IRC Section 382. "Limitation of Net Operating Loss Carryforwards", based on certain changes in ownership. (See Financial Statement, Note 10 "Income Taxes").

NET LOSS

         Net loss of $320,963 for the year compared to $1,116,527 net loss for the six months ended December 31, 1997 and $2,983,712 net loss for the year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Corporation has financed its operations through cash generated by operating activities and through external financing, including sale of warrants, bank credit and private placement of lines of credit.

         The corporation believes that its cash balance, funds from operations and planned line of revolver credit to be sufficient to fund the operation of corporate management and growth for the next twelve months.


MANAGEMENT REPORT

         The accompanying financial statements of First National Entertainment Corp. and Subsidiaries (the "Company") are the responsibility of and have been prepared by the Corporation in conformity with generally accepted accounting principles. It is necessary to include some amounts that are based on best judgment and estimates. The Corporation seeks to assure the objectivity and integrity of its financial records by careful selection of its employees and by insuring that its policies and methods are understood. The Board of Directors pursue oversight of financial reporting and internal control on a regular basis. It is believed by management as stated earlier it has sufficient funding to continue as a going concern.


ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the attached Financial Statements



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 9 - DIRECTORS AND  EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the Executive Officers and Directors of the Board for the Corporation, their ages, positions held with the Corporation and term of service as Director of the Corporation, as of December 31, 1998.


             NAME                AGE      POSITIONS HELD WITH CORPORATION          PERIODS OF SERVICE AS CORPORATION
                                                                                               DIRECTOR
-------------------------------- -------- --------------------------------------- ------------------------------------
                                          Chairman of the Board of Directors
Charles E. Nootens               57                                                      April 1997 to Present
                                          President
                                                                                         June 1997 to Present

Geoffrey W. McGrath              26       Director                                       March 1997 to Present

Kenneth E. Scipta                58       CEO, Secretary and Director                    June 1997 to Present

Peter Keefe                      46       Director                                       July, 1998 to Present

James S. Yerbic                  60       Director                                       June 1997 to February, 1999




         Kenneth E. Scipta was appointed CEO by the Board effective August 1, 1997. On September 10, 1997 Mr. Scipta replaced Mr. McGrath as Secretary.

         Mr. James Yerbic voluntarily resigned from the Board effective February 25, 1999.

         All Directors serve until the next annual meeting of stockholders and the concurrent election of directors. All officers serve at the pleasure of the Board of Directors. No Director holds directorships in other reporting companies.

         On September 10, 1997, a stock program was approved to option 300,000 shares to each board member earned monthly over 36 months. At December 31, 1998, 566,000 shares have been issued.


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

KENNETH E. SCIPTA - Mr. Scipta (age 58) is the CEO, Director, and Secretary of FNAT. Prior to joining the Company, he was President and Board Member of Mid-West Spring Manufacturing Company, one of the five largest spring companies in the USA. During his twenty years with the company he served as Vice President of Finance and Vice President of Sales & Marketing. Mr. Scipta is a CPA and initially worked as an auditor with Ernst & Young. He is a graduate of St. Joseph's College, Indiana (BA - 1966).

JAMES S. YERBIC - Mr. Yerbic (age 60) is a Director of FNAT. He currently is an independent business consultant. For many years he was a senior financial officer and business development officer for several companies, including Duchossois Industries (1992 to 1996), Eagle Industries (1989 to 1991), Jepson Industries (1985 to 1989) and McGraw-Edison Company (1973 to 1985). Prior to that he was with Arthur Andersen & Co. He is a graduate of Bradley University (BS - 1967).

GEOFFREY W. MCGRATH - Mr. McGrath (age 26) is a Director and Secretary of FNAT. He is also a Vice President and Director of NHI, where he is responsible for NHI's investment in FNAT as well as certain other investments in the NHI portfolio. He is a graduate of the University of Illinois, Champaign-Urbana (BA
- 1997).

PETER KEEFE - Mr. Keefe (age 46) is a Director of FNAT. He is the Managing Director of Equator Entertainment. Prior to joining the company, he was President of Peter Keefe Productions, a global television production & merchandise licensing consulting company. Prior there to he was the Managing Director of Zen Entertainment (1994-1996), a Managing Partner of Zodiac Entertainment (1989-1994) and the Senior Vice President at World Events Productions (1980-1989). He has created, produced and successfully marketed several US & International hit children's and family entertainment series including Voltron, which generated over 100 million dollars in earnings.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid during the last three fiscal years to the Company's executive officers and directors.




                      Annual Compensation                         Long-Term Compensation
                      -------------------                         ----------------------
                    Fiscal               Other           Restricted           Securities
Name and             Year &              Annual            Stock               Underlying          All Other
Principal Position  *6 mo.   Salary    Compensation        Awards             Options/SARs(#)    Compensation
------------------  period   ------    ------------        ------             ---------------    ------------
                   12/31/97

Charles E. Nootens   1997*    $     0    $1,500(a)         $   0                   0                   0
President            1998     $32,813    $1,000(a)

Kenneth E. Scipta    1997*    $28,500    $1,160(a)         $   0                   0                   0
CEO, Company         1998     $85,000    $1,000(a)
Secretary

Peter Keefe          1998     $37,500    $  500(a)         $   0                   0                   0
Director



NOTES:

(a) Mr. Nootens received 100,000 shares and 75,000 for 1998 and 1997 respectively. Mr. Scipta received 100,000 shares and 58,000 for 1998 and 1997 respectively. Mr. Peter Keefe received 50,000 shares for 1998.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCK HOLDINGS OF MANAGEMENT

The following table sets forth as of March 31, 1999 all persons known by the Corporation to be a beneficial owner of more than five percent of any class of the Corporation's voting securities and the security ownership in the Corporation or its affiliates, directly or indirectly by all directors and nominees, executive officers and all directors and officers of the Corporation as a group. Unless otherwise stated, the nature of beneficial ownership is that of sole voting power and sole investment power.


 NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF            PERCENT
              OWNER                   BENEFICIAL OWNERSHIP           OF CLASS1

CHARLES E. NOOTENS
477 E.BUTTERFIELD RD.,                     740,994(6)                   4.0%
STE.
307, LOMBARD, IL  60148                  23,900,000(2)
KENNETH E. SCIPTA
477 E. BUTTERFIELD RD., STE.               400,450(6)                   2.2%
307, LOMBARD, IL  60148                    800,000(3)

GEOFFRY MCGRATH
NIMBUS HOLDINGS, INC.                 593,000 (4),(5),(6)               3.2%
943 EDGEMERE CT.
EVANSTON, IL  60202                      4,300,000 (3)
PETER KEEFE
29050 WAGON RD.                         200,000 (6), (7)                1.0%
AGOURA HILLS, CA                          100,000 (7)

TREVOR MORGAN
221 W. JEFFERSON AVE.                     100,000 (7)                   .5%
NAPERVILLE, IL  60540

1. Calculated based upon 18,573,458 shares of Common Stock issued and outstanding as of the Record Date of March 31, 1998. In addition to its Common Stock, the Corporation had outstanding as of March 31, 1999, 29,100,000 Options and Warrants to purchase one share of common stock, $0.005 par value each. None of the holders of the Warrants are entitled to vote, receive dividends, receive notices of meetings or to any other shareholder rights on account of the Warrants prior to exercise thereof.

2. Of the shares beneficially owned, 200,000 of these shares represent shares that may be purchased on existing warrants at $.05 per share (See Financial Statements, Note 10 "Shareholders' Equity"), and an additional 22,400,000 options at $0.10 each. (See Financial Statements, Note 15 "Continuing Operations, Acquisitions, and Subsequent Events").

3. Call pack options of Scipta (800,000) and Nimbus (3,600,000) at a cost of $.025 each to acquire shares at $0.10 each. (See Financial Statements, Note 15 "Continuing Operations, Acquisitions, and Subsequent Events")

4. Geoffry McGrath owns 3.2% of the shares and serves as Vice President and Director of Nimbus Holdings. Accordingly, Mr. McGrath may be deemed to beneficially own the shares of Common Stock held by Nimbus Holdings.

5. Of the shares beneficially owned, 600,000 of these shares represent shares that may be purchased upon exercise of warrants at $.15 per share. (See Financial Statements, Note 11 "Shareholders' Equity").

6. Common Stock for Board Service, Nootens (175,000), McGrath-Nimbus (183,000), and Scipta (158,000), Peter Keefe (50,000). (See Financial Statements, Note 11 "Shareholders' Equity").

7. Peter Keefe obtained 150,000 shares and Trevor Morgan obtained 100,000 shares in the acquisition of the assets of their companies. In addition Mr. Keefe received 100,000 warrants to obtain one common share at $.25 per share.

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

Exhibits required by Item 601 of Regulation S-B.


EXHIBIT NO.       DESCRIPTION


3.1* Articles of Incorporation as Amended on 7/1/93 approved by shareholders on May 21, 1993 (Restated as Amended).
                  (Incorporated by reference to Exhibit 3.1 of the Company's
                  Annual Report of Form 10-K for the year ended June 30, 1993,
                  Commission File No. 0-18866)

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

10.2*             1993 Incentive Stock Option Plan, April 1, 1993.
                  (Incorporated by reference to Exhibit 10.2 of the Company's
                  Annual Report of Form 10-K for the year ended June 30, 1993,
                  Commission File No.
                  0-18866)

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


REPORTS ON FORM 8-K DURING THE LAST QUARTER

         On February 4, 1999 the Company filed on Form 8-K, that the Board of Directors approved the purchase of the assets and name of Prairie Business Credit, Inc. a new subsidiary of the wholly owned First National Finance Corp.

         FNAT also created a new subsidiary, Equator Entertainment, Inc. (EEI) and has acquired the assets of P.K. Productions located in the Los Angeles area.

         The Board has approved the addition of Mr. Peter Keefe to the Board of Directors retroactive to July 1, 1998.





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            , 1999

                                              FIRST NATIONAL ENTERTAINMENT CORP.



                                              By:
                                                 ------------------------------
                                                    Charles E. Nootens
                                                    President





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                       TITLE                                DATE


                           CHAIRMAN, PRESIDENT,                                           , 1999
--------------------                                                            ----------
CHARLES E. NOOTENS

                           CHIEF EXECUTIVE OFFICER, DIRECTOR                              , 1999
--------------------                                                            ----------
Kenneth E. Scipta


                                            EXHIBIT INDEX



Exhibit No.      Description                                                    Comment
-----------      -----------                                                    -------
3.1 *            Articles of Incorporation, as amended                          Restated as Amended
3.1.1 *          Articles of Amendment to the Articles of Incorporation         Adopted October 28, 1994 (Filed concurrently)
3.2 *            By-laws                                                        By-laws see Note 1
4.1 ***          Instruments Defining Rights of Security Holders                Class A & B Warrants
10.1 *           Non-Statutory Stock Option Plan                                April 1, 1993
10.2 *           Incentive Stock Option Plan                                    April 1, 1993
10.3 *           Employment Agreement with Jeffrey Schwaber                     March 26, 1993
10.4 *           Employment Agreement with Rick Busby                           January 15, 1993
10.5 *           Stock Purchase Agreement with Milton Verret                    December 1, 1991
10.6 *           Continental Capital & Equity Agreement                         March 5, 1993 and Addenda May 11, 1993
10.7 *           Technovision Agreement                                         March 16, 1993
10.8 *           Entertainment Marketing & Communications Agreement             February 3, 1992 and June 15, 1993
10.9 *           American Softworks Agreement                                   June 17, 1993
10.10 *          Worldvision Agreement                                          July 16, 1993
10.11**          Employee Stock Purchase Plan                                   January 22, 1994
10.12**          Worldvision Agreement, as amended                              April 13, 1994 and May 23, 1994
10.13**          Stylus Records Founder's Agreement                             April 15, 1994
10.14**          Technovision Agreement, as amended                             June 10, 1994
10.15 ****       Employment Agreement with Stephen J. Denari                    May 10, 1995 (Filed concurrently)
10.16****        Non-Qualified Stock Option Grant Agreement with                June 26, 1995 (Filed concurrently)
                       Eugene E. Denari, Jr.
10.17****        Non-Qualified Stock Option Grant Agreement with                June 26, 1995 (Filed concurrently)
                      Stephen J. Denari
10.18****        Promissory Note from Milton J. Verret                          July 14, 1995 (Filed concurrently)
10.19****        Distribution Agreement with SeaGull Entertainment , Inc.       October 4, 1995 (Filed concurrently)
10.20****        Amendment to Promissory Note and Collateral Agreement with     July 14, 1995
                 Milton Verret
10.21 *          Option agreement with Viviene Crowe                            September 14, 1996
16.1**           Letter from previous auditor                                   June 30, 1994
21.1**           Subsidiaries of the Registrant, as amended                     Restated as Amended



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