Form 10KSB/A
period 1998-12-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 1999-04-07
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

3.1.1*            Amendment of Articles of Incorporation approved on October 28,
                  1994.

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

10.20* Amendment to Promissory Note and Collateral Agreement with Milton Verret, dated July 14, 1995. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report of Form 10-K for the year ended June 30, 1995, Commission File No. 0-18866)

10.21*            Option Agreement with Vivienne Crowe dated September 14, 1996.

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

Dated: March 31, 1999

                                              FIRST NATIONAL ENTERTAINMENT CORP.



                                              By: /s/ Charles E. Nootens
                                                 ------------------------------
                                                      Charles E. Nootens
                                                      President





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                       TITLE                           DATE

/s/ Charles E. Nootens     CHAIRMAN, PRESIDENT,                                   March 31,  1999
----------------------
CHARLES E. NOOTENS

/s/ Kenneth E. Scipta      CHIEF EXECUTIVE OFFICER, DIRECTOR                      March 31,  1999
---------------------
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



* Incorporated by reference to Annual Report on Form 10-KSB-A1 filed on November 18, 1993.

**Incorporated by reference to Annual Report on Form 10-KSB-A1 filed on September 27, 1994.

***Incorporated by reference to the Registration Statement on Form S-18, declared effective on 9/19/89, SEC Reg. No. 33-30153-B

**** Incorporated by reference to Annual Report on Form 10-KSB filed on October 28, 1995.

                       FIRST NATIONAL ENTERTAINMENT CORP.
                                AND SUBSIDIARIES
                               Lombard, Illinois

                       CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                                Lombard, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997






                                    CONTENTS



REPORT OF INDEPENDENT AUDITORS............................................   1


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS..........................................   2

     CONSOLIDATED STATEMENTS OF OPERATIONS................................   3

     CONSOLIDATED STATEMENTS OF CASH FLOWS................................   4

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)............   6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................   7

                             [LOGO OF CROWE CHIZEK]




                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
First National Entertainment Corp.
  and Subsidiaries
Lombard, Illinois


We have audited the accompanying consolidated balance sheets of First National Entertainment Corp. and Subsidiaries as of December 31, 1998 and 1997 and the consolidated statements of operations, cash flows, and shareholders' equity (deficit) for the year ended December 31, 1998, the six-month period ended December 31, 1997, and the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Entertainment Corp. and Subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998, the six-month period ended December 31, 1997, and the year ended June 30, 1997, in conformity with generally accepted accounting principles.




                                              /s/ Crowe, Chizek and Company LLP
                                              ----------------------------------
                                                  Crowe, Chizek and Company LLP

Oak Brook, Illinois
March 1, 1999

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------

                                                            ---------December 31,--------
                                                                  1998            1997
                                                                  ----            ----
ASSETS
Cash                                                         $    183,983      $  218,798
Cash escrow account                                                    --         500,000
Loans receivable, less allowance for loan losses of
 $150,000 and $37,000 at December 31, 1998 and
 1997, respectively                                             3,068,845       1,985,398
Inventories                                                       117,333              --
Notes receivable                                                  909,380              --
Interest receivable                                                87,582         147,005
Real estate held for development                                    9,000         550,000
Leasehold improvements and equipment, net                         128,381          77,647
Other assets                                                       63,374         212,004
                                                             ------------     -----------

                                                             $  4,567,878     $ 3,690,852
                                                             ============     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
   Short-term debt                                           $  2,415,651     $   273,696
   Accounts payable                                               171,884         534,899
   Accrued expenses                                               342,711         507,417
                                                             ------------     -----------
       Total liabilities                                        2,930,246       1,316,012

Minority interest in consolidated subsidiary (entitled
  in liquidation to $3.5 million)                               2,788,968       2,788,968

Shareholders' deficit
   Preferred stock, $.0001 par value, authorized
     10,000,000 shares, no shares issued and outstanding
   Common stock, $.005 par value; authorized,
     100,000,000 shares                                            92,690          93,365
   Paid-in capital                                             27,258,241      27,271,566
   Accumulated deficit                                        (28,502,267)    (27,779,059)
                                                             ------------     -----------
       Total shareholders' deficit                             (1,151,336)       (414,128)
                                                             ------------     -----------

                                                             $  4,567,878     $ 3,690,852
                                                             ============     ===========

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------

                                                                                   Six Months
                                                                  Year Ended          Ended        Year Ended
                                                                 December 31,     December 31,      June 30,
                                                                     1998             1997            1997
                                                                     ----             ----            ----
Operating revenues
    Interest and fees on loans                                $      813,374    $      301,434   $            -
    Sales and rentals of videocassette tapes
      and related products                                         1,060,138                 -                -
                                                              --------------    --------------   --------------
                                                                   1,873,512           301,434                -

Cost of revenues
    Cost of videocassette tape sales and rentals                     338,465                 -                -
                                                              --------------    --------------   --------------


NET OPERATING REVENUE                                              1,535,047           301,434                -

Operating expenses
    Marketing, selling, and royalties                                  2,356             6,343          103,542
    General and administrative                                     1,465,239           206,242          357,769
    Write-off film inventory costs                                         -           490,000        2,200,000
    Write-off goodwill and organization costs                              -            52,517          145,174
    Loss on real estate held for development                         216,000                 -                -
    Other                                                             89,127                 -                -
                                                              --------------    --------------   --------------
       Total operating expenses                                    1,772,722           755,102        2,806,485
                                                              --------------    --------------   --------------


OPERATING LOSS                                                      (237,675)         (453,668)      (2,806,485)

Other income (expense)
    Other                                                             44,294           102,707         (173,303)
    Interest expense                                                (133,282)          (33,874)          (3,924)
                                                              --------------    --------------   --------------
                                                                     (88,988)           68,833         (177,227)

LOSS FROM CONTINUING OPERATIONS                                     (326,663)         (384,835)      (2,983,712)
                                                              --------------    --------------   --------------
Discontinued operations
    Loss from discontinued operations (Note 15)                            -          (731,692)               -
    Gain on disposal                                                   5,700                 -                -
                                                              --------------    --------------   --------------

Net loss                                                      $     (320,963)   $   (1,116,527)  $   (2,983,712)
                                                              ==============    ==============   ==============

Weighted average shares outstanding                               18,413,020        17,899,955       16,898,458
                                                              ==============    ==============   ==============
Net loss per share
    Loss from continuing operations                           $         (.02)   $         (.02)  $         (.18)
    Discontinued operations                                                -              (.04)               -
                                                              --------------    --------------   --------------
        Net loss                                              $         (.02)   $         (.06)  $         (.18)
                                                              ==============    ==============   ==============


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------

                                                                                   Six Months
                                                                   Year Ended         Ended          Year Ended
                                                                  December 31,    December 31,        June 30,
                                                                      1998            1997              1997
                                                                      ----            ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $    (320,963)   $  (1,116,527)  $  (2,983,712)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
       Gain on disposal of subsidiaries                                 (5,700)               -               -
       Loss on disposal of furniture and equipment                      18,000                -           9,022
       Loss on real estate held for development                        216,000                -               -
       Write down of film inventory to net realizable value                  -          490,000       2,200,000
       Write down of organization costs of Swiss subsidiary                  -          521,299               -
       Stock issued for services and compensation, net                   6,000            5,480               -
       Provision for loan losses                                       113,000           12,000               -
       Other amortization and depreciation                              27,361            1,772         148,070
       Increase (decrease) in cash caused by change in assets
         and liabilities, net of effects from acquisitions and
         divestitures
          Loans receivable                                          (1,196,447)         188,917               -
          Videocassette rental inventory                              (117,333)               -               -
          Interest receivable                                           59,423          (94,352)              -
          Accounts payable                                            (301,331)         119,642          88,462
          Other assets                                                 (42,371)               -         150,034
          Other liabilities                                             37,123           75,107          26,945
                                                                 -------------    -------------   -------------
              Net cash provided by (used in) operating activities   (1,507,238)         203,338        (361,179)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, plant, and equipment                     (162,907)         (28,387)         (3,542)
    Cash received from escrow                                          500,000                -               -
    Cash received from acquisition of Swiss company                          -          197,879               -
    Purchase of license agreement                                            -         (150,000)              -
    Notes receivable                                                  (783,380)               -               -
    Cash received from sale of real estate held
      for development                                                  208,000                -               -
    Cash paid for real estate development property                      (9,000)               -               -
                                                                 -------------    -------------   -------------
       Net cash provided by (used in) investing activities            (247,287)          19,492          (3,542)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance (cancellation) of warrants                                (20,000)          60,000          60,000
    Loans (payments) from/to shareholder                               700,288          (66,304)        200,000
    Proceeds from borrowings on notes                                1,500,000                -               -
    Principal payments on notes                                        (58,333)               -               -
    Dividends paid on preferred stock of subsidiary                   (402,245)         (50,000)              -
                                                                 -------------    -------------   -------------
       Net cash provided by (used in) financing activities           1,719,710          (56,304)        260,000
                                                                 -------------    -------------   -------------

Increase (decrease) in cash                                            (34,815)         166,526        (104,721)

Cash and cash equivalents at beginning of period                       218,798           52,272         156,993
                                                                 -------------    -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     183,983    $     218,798   $      52,272
                                                                 =============    =============   =============


-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------

                                                                                     Six Months
                                                                      Year Ended        Ended       Year Ended
                                                                     December 31,   December 31,     June 30,
                                                                         1998           1997           1997
                                                                         ----           ----           ----
Supplemental schedule of noncash investing and
  financing activities
    During the year ended June 30, 1997, First National Finance Corp. (FNFC)
      acquired certain assets from corporations owned by the Chairman of the
      Board of Directors in exchange for $3,500,000, principal amount, of FNFC preferred stock and warrants to acquire 20,000,000 shares of First
      National Entertainment Corp. common stock
       Loans receivable                                                                             $ 2,186,315
       Interest receivable                                                                               52,653
       Real estate held for development                                                                 550,000
       Cash escrow account                                                                              500,000
       Preferred stock                                                                               (2,788,968)
       Additional paid-in capital                                                                      (500,000)

    During the six-month period ended December 31, 1997, FNAT Umwelttechnik AG acquired certain assets and liabilities from a Swiss company in exchange for 1,500,000 shares of the parent's common stock
       Fair value of assets acquired                                                  $ 746,805
       Common stock issued                                                               (7,500)
       Contributed capital by nonshareholders                                          (416,848)
       Contributed note                                                                (268,947)
                                                                                    -----------

       Liabilities assumed                                                            $  53,510
                                                                                    ===========

    Note received in exchange for sale of real estate
      held for development                                               $126,000
                                                                         ========


Supplemental schedules of cash flow information
    Interest paid                                                        $102,348     $  32,074     $     3,924

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


------------------------------------------------------------------------------------------------------------------------------------

                                ---------Common Stock-------
                                     Number                       Additional
                                       of                           Paid-in        Accumulated
                                     Shares        Amount           Capital          Deficit           Total
                                     ------        ------           -------          -------           -----
Balance at July 1, 1996            16,898,458    $    84,495   $   26,090,608    $  (23,613,820)  $   2,561,283

Issuance of warrants                        -              -          560,000                 -         560,000

Net loss                                    -              -                -        (2,983,712)     (2,983,712)
                               --------------    -----------   --------------    --------------   -------------


Balance at June 30, 1997           16,898,458         84,495       26,650,608       (26,597,532)        137,571

Issuance of common stock
  for professional fees               274,000          1,370            4,110                 -           5,480

Issuance of warrants                        -              -          200,000                 -         200,000

Cash dividends on
  preferred stock of
  subsidiary                                -              -                -           (65,000)        (65,000)

Net loss                                    -              -                -        (1,116,527)     (1,116,527)

Issuance of common
  stock for acquisition
  of subsidiary                     1,500,000          7,500          416,848                 -         424,348
                               --------------    -----------   --------------    --------------   -------------


Balance at December 31, 1997       18,672,458         93,365       27,271,566       (27,779,059)       (414,128)

Issuance of common stock
  for professional fees and
  employee compensation               600,000          3,000            3,000                 -           6,000

Cancellation of warrants
  and return of cash                        -              -          (20,000)                -         (20,000)

Cash dividends on
  preferred stock of
  subsidiary                                -              -                -          (402,245)       (402,245)


Net loss                                    -              -                -          (320,963)       (320,963)

Cancellation of stock related
  to disposal of subsidiaries        (735,000)        (3,675)           3,675                 -               -
                               --------------    -----------   --------------    --------------   -------------


Balance at December 31, 1998       18,537,458    $    92,690   $   27,258,241    $  (28,502,267)  $  (1,151,336)
                               ==============    ===========   ==============    ==============   =============


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 1 - BUSINESS DESCRIPTION

The Company's business has historically been the acquisition, distribution, and marketing of high-quality entertainment properties targeted at the family market in film and other media. Beginning in May 1997, the Company embarked on a diversification program.

First National Finance Corp. was formed for the purpose of extending credit primarily to developers and redevelopers of real estate and to producers, inventors, authors, and syndicators of media software and similar entertainment and intellectual properties in the form of short-term, high-yield bridge loans (typically in the range of $25,000 to $100,000) (see Note 2).

On April 28, 1998, First National Video Corp. was established when the Company acquired all of the assets and operating rights to six retail video stores in the Chicago area. The transaction was accounted for as a purchase. The Company's primary business is the sale and rental of videocassettes and games. The video stores also sell various retail merchandise including blank videocassette tapes, beverages, and snacks.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First National Entertainment Corp. (a Colorado corporation) and its subsidiaries, Equator Entertainment, First National Finance Corp., and First National Video Corp. (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fiscal Year Change: Effective January 1, 1998, the Company changed its fiscal year-end of June 30 to a year-end of December 31. The six-month transition period bridges the gap between the Company's old and new fiscal year end.

Inventories: Inventories, consisting primarily of prerecorded videocassettes, concessions, and other accessories held for resale, are stated at the lower of cost or market. Cost of sales is determined on a first-in, first-out basis ("FIFO"). Videocassette rental inventory, which includes video games, is stated at cost and amortized over its estimated useful life to a $4 per videocassette salvage value. See Note 4 for discussion of the amortization policy applied to videocassette rental inventory.


-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations (including their financial position and collateral values) and other factors and estimates which are subject to change over time. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Loans are considered impaired if full principal or interest payments are not anticipated. Each impaired loan is carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to an impaired loan if the present value of cash flows or collateral value indicate the need for an allowance.

For impaired loans and other loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.


-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment: Property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years.

Financial Instruments: The Company's financial instruments consist principally of loans receivable and notes payable and are carried at amounts which approximate fair value.

Stock-Based Compensation: On October 23, 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options, and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"); however, companies that choose to retain this method of accounting are required to provide expanded disclosures of pro forma net income and earnings per share in the notes to financial statements as if the new fair value method of accounting had been adopted. The Company has elected to continue to apply the accounting principles contained in APBO No. 25.

Income Taxes: The Company accounts for income taxes using the deferred asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided as temporary differences arise between the basis of asset and liabilities for financial reporting and income tax reporting.

Earnings/(Loss) Per Share: Earnings per common share ("EPS") is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which was adopted retroactively by the Company at December 31, 1997. Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Since the Company has experienced net operating losses, the outstanding options and warrants to purchase common stock have an anti-dilutive effect. Therefore, options and warrants were not included in computing dilutive earnings/(loss) per share.

Reclassification: Certain amounts in the financial statements for the six-month period ended December 31, 1997 and the year ended June 30, 1997 have been reclassified to conform to the 1998 presentation.


-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the year ended December 31, 1998 and the six-month period ended December 31, 1997 consisted of:

                                                               1998       1997
                                                               ----       ----
     Balance, beginning of year                              $ 37,000    $25,000
     Provision for losses                                     113,000     12,000
                                                             --------    -------

         Balance, end of year                                $150,000    $37,000
                                                             ========    =======

At December 31, 1998, there were approximately $732,000 of impaired loans with an allowance of approximately $127,000 allocated to these loans. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $638,000 at December 31, 1998. Interest income recognized on impaired loans was immaterial in 1998. There were no impaired loans in 1997.


NOTE 4 - NOTES RECEIVABLE


                                                                                 -----December 31,-----
                                                                                      ------------
                                                                                     1998        1997
                                                                                     ----        ----
     Advances to a factoring company, which are convertible to an equity interest in 1999. The note is collaterized by the assignment of certain
     accounts receivable under a factoring agreement.                              $658,380   $        -

     10% note due January 1, 2000, convertible to a 21% ownership in a travel
     company at the option of the Company's management.                             125,000            -

     10% note due November 1, 1999.  Note is secured by real estate.                126,000            -
                                                                                   --------   ----------

                                                                                   $909,380   $        -
                                                                                   ========   ==========

-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

-------------------------------------------------------------------------------

NOTE 5 - VIDEOCASSETTE RENTAL INVENTORY

The Company amortizes its videocassette rental inventory on an accelerated method. Under this method, videocassette rental inventory, which includes video games, is stated at cost and amortized, beginning on the date the videocassettes are placed into service, to its salvage value ($4 per videocassette) over an estimated useful life of 36 months. All copies of new release videocassettes are amortized on an accelerated basis during their first three months to an average net book value of $8 and then on a straight-line basis to their salvage value of $4 over the next 33 months.


NOTE 6 - AMORTIZATION OF FILM INVENTORY

Amortization of capitalized film property costs is computed using the individual-film-forecast computation method as promulgated under SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." At June 30, 1996, the Company intended to amortize the remaining unamortized film costs for its Happily Ever After property over the next five years, subject to future market conditions altering this accounting estimate. The Company's computation of net realizable value as of June 30, 1997 resulted in a significant change in the amount of unamortized costs permitted to be charged to future operations. Accordingly, a charge of $2,200,000 is reflected in the statement of operations for the year ended June 30, 1997 to reflect the writedown of film property costs to their estimated net realizable value. At December 31, 1997, an additional review and analysis of the film's net realizable value resulted in a charge to income of $490,000.


NOTE 7 - LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consisted of the following at December 31, 1998 and 1997:

                                                               1998       1997
                                                               ----       ----
     Leasehold improvements                                  $ 76,769    $     -
     Office equipment                                          58,488     32,434
     Furniture and fixtures                                    27,377     13,680
     Automobile                                                     -     38,425
                                                             --------    -------
                                                              162,634     84,539
     Less accumulated depreciation                             34,253      6,892
                                                             --------    -------

         Net property and equipment                          $128,381    $77,647
                                                             ========    =======

-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

-------------------------------------------------------------------------------

NOTE 8 - SHORT-TERM DEBT

Short-term debt consisted of the following:

                                                                                       1998            1997
                                                                                       ----            ----
     7.75% term note, due on March 1, 1999.  Collateralized by substantially all
     the Company's assets, other than First National Video Corp.                     $1,100,000        $      -

     7.75% term note, due on March 1, 1999.  Collateralized by substantially all
     the First National Video Corp.'s assets.                                           341,667               -

     Subordinated 18% demand note payable to shareholder.  Collateralized by
     substantially all of the Company's assets.                                         973,984         273,696
                                                                                     ----------        --------

                                                                                     $2,415,651        $273,696
                                                                                     ==========        ========

NOTE 9 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

The minority interest in consolidated subsidiary includes shares of $1 par value, variable rate, cumulative, preferred stock issued by First National Finance Corp. At December 31, 1998, 3,500,000 shares had been issued at approximately $.80 a share. The liquidation preference of these shares is $3,500,000.


NOTE 10 - INCOME TAXES

The Company had cumulative tax operating loss carryforwards of approximately $23.5 million at December 31, 1998. Approximately $400,000 of the operating loss carryforwards expire between 2000 and 2006. The remainder of the net operating loss carryforwards expire as follows:

                           2007                                 $1,700,000
                           2008                                  6,600,000
                           2009                                  4,800,000
                           2010                                  4,700,000
                           2011                                  2,600,000
                           2012                                  2,500,000
                           2018                                    200,000


-------------------------------------------------------------------------------

                                   (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

-------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

Due to changes in the Company's ownership, the annual utilization of the net operating loss carryforwards arising prior to the ownership changes may be limited. Generally, the amount of those carryforwards available for annual utilization is based on the value of the Company at the time of the ownership change multiplied by a rate specified by the Internal Revenue Service.

The provision for income taxes is summarized as follows:

                                                                      December 31,
                                                                      ------------         June 30,
                                                                   1998          1997       1997
                                                                   ----          ----       ----
     Benefit of net operating loss                               $(71,000)    $  16,000   $ (950,000)
     Deferred taxes                                               (38,127)     (173,000)     (64,000)
     Change in valuation allowance                                109,127       157,000    1,014,000
                                                                 --------     ---------   ----------

                                                                 $      -     $       -   $        -
                                                                 ========     =========   ==========

A reconciliation of the provision for income taxes at the statutory federal income tax rate is as follows:

                                                                            Year
                                                                            Ended              Six Months
                                                                        December 31,             Ended
                                                                        ------------            June 30,
                                                                   1998            1997           1997
                                                                   ----            ----           ----
     Tax benefit at statutory rate                              $(109,127)    $  (380,000)    $(1,014,000)
     Foreign losses                                                     -         223,000               -
     Valuation allowance                                          109,127         157,000       1,014,000
                                                                ---------     -----------     -----------

                                                                $       -     $         -     $         -
                                                                =========     ===========     ===========

Significant components of deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                               ------------
                                                            1998          1997
                                                            ----          ----
     Deferred tax assets
       Net operating loss carryforwards                 $8,005,000    $7,934,000
       Reserves and allowances                             311,000       273,000
                                                        ----------    ----------
                                                         8,316,000     8,207,000
     Valuation allowance                                 8,316,000     8,207,000
                                                        ----------    ----------

       Net deferred taxes                               $        -    $        -
                                                        ==========    ==========

-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES (Continued)

A valuation allowance has been established by the Company due to the uncertainties of the realization of deferred tax assets based on the Company's prior history of tax losses. The valuation allowance decreased approximately $47,000 for the year ended December 31, 1998 due to the decrease in net deferred tax assets. Management will continue to re-evaluate the appropriateness of the valuation allowance in future years.

There were no income tax payments in the periods ended December 31, 1998 and 1997 and June 30, 1997.


NOTE 11 - SHAREHOLDERS' EQUITY

Preferred Stock: The Company has authorized the issuance of 10,000,000 shares of $.0001 par value preferred stock. At December 31, 1998, the Company had not issued any preferred shares.

Common Stock: During the periods ended December 31, 1998 and 1997, respectively, the Company issued 600,000 and 274,000 shares for employee compensation and professional fees valued at $6,000 and $5,480.

In the second quarter of 1996, the Company initiated an equity restructuring program in which the Company issued 1,260,000 shares of its common stock (par value $.005) along with warrants to purchase an additional 1,260,000 shares of its common stock (par value $.005) at $1/share. Total proceeds from the offering amounted to $830,000. On October 6, 1996, the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of these warrants. These 1,260,000 warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension until December 31, 1999, at a share price of $.15 for additional consideration of $.05 per warrant or an extension until December 31, 2000, at a share price of $.05 for additional consideration of $.10 per warrant. During the year ended June 30, 1997, warrants for 800,000 shares were extended to December 31, 1999 and warrants for 200,000 shares were extended to December 31, 2000. Additional paid-in capital of $60,000 was received from these transactions for the period ended June 30, 1997. During 1998, certain warrants previously issued in the six-month period ended December 31, 1998 were cancelled and cash of $20,000 was returned. During 1998, 100,000 warrants were issued as part of a compensation agreement. The warrants are convertible to common stock at twenty-five cents a share. There were 13,660,000 warrants outstanding at December 31, 1998.


-------------------------------------------------------------------------------

                                  (Continued)

                                                                             14.

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

Rentrak, Inc. of Portland, Oregon is a large distributor of videocassettes on a pay-per-view basis nationally. On December 22, 1995, the Company and Rentrak entered into a ten-year agreement whereby Rentrak purchased 357,143 shares of common stock for $200,000. Rentrak has also agreed to acquire an additional $10,000 of common stock for each new non-Rentrak video store acquired by the Company. No new stores have been acquired as of December 31, 1998.

Stock Options: On May 21, 1993, shareholders approved an incentive stock plan which reserved 3,500,000 shares of the Company's common stock for issuance under the 1993 Incentive Stock Option Plan ("ISO") and the 1993 Non-Qualified Stock Option Plan ("NQSO") (collectively referred to as the "1993 Plan"). The 1993 Plan provides incentives to officers, directors, employees, consultants, and advisors in the form of stock options, subject to certain restrictions. The Company's Board of Directors determines the granting of options under the 1993 Plan, including the exercise period, contingencies, vesting periods, and employee qualifications. Options to be issued under the ISO are intended to qualify as "incentive stock options" under Section 422 of the 1986 Internal Revenue Code (the "Code"), as amended. Options granted under the NQSO are subject to fewer restrictions than the ISO and are considered "Non-Statutory Stock Options" as defined in the Code. As of December 31, 1997, 25,000 options had been issued under the 1993 Plan. These options were issued in August 1993 at the exercise price of $1.53 per share. All of the outstanding options were exercisable at December 31, 1998. No options were exercised during the year ended December 31, 1998, the six months ended December 31, 1997, or the year ended June 30, 1997.

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


NOTE 12 - STYLUS RECORDS

In April 1994, the Company acquired a majority ownership in Stylus Records, a Delaware Corporation, for 160,000 shares of common stock and the assumption of $105,000 in liabilities. The Founders' Agreement calls for the Company to guarantee certain stock values for 60,000 of these issued shares relative to their market price as of March 31, 1996. The Company had the option to issue additional shares to the extent of any difference between the market price and the guarantee price. The Company was dissolved during 1998 and $40,000 was paid in full


-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 12 - STYLUS RECORDS (Continued)

settlement of the shares held under the Founder's Agreement and all shares of Stylus Records were returned.


NOTE 13 - LEASES

The Company occupies certain office facilities and video stores under operating lease arrangements. Under terms of the leases, the Company is responsible for real estate taxes, insurance, and maintenance costs on the facilities. Total rent expense under such arrangements was approximately $278,000, $35,000, and $17,000 for the year ended December 31, 1998, the six months ended December 31, 1997, and the year ended June 30, 1997, respectively. The leases expire from 1999 through 2003.

Future minimum payments under noncancelable leases as of December 31, 1998 are as follows:

                           1999                                  $      308,870
                           2000                                         264,751
                           2001                                         251,142
                           2002                                         214,440
                           2003                                         180,870
                                                                 --------------

                                                                 $    1,220,073
                                                                 ==============

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company received notice from the Screen Actors Guild that supplemental residuals of 4.5% of the first $1,000,000 and 5.4% of all remaining gross producer receipts are due them. The Company's entertainment counsel is researching the matter to determine if the Company has a liability related to this matter. As of December 31, 1998, management has determined there is no liability to the Company and believes that if any residuals are due, they are the responsibility of Lou Scheimer and Filmation (the original producer of the film) or its successor in interest.

Contingent Liabilities Against Future Revenues: The Company has agreed to pay compensation to various parties based on gross revenues from the film Happily Ever After as follows:


-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

-------------------------------------------------------------------------------


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

     Mr. Lou Schemer, creator and original owner of Happily Ever After:

     Home Video            -    Forty cents ($.40) for each  videocassette  unit
                                sold, up to two million units;  thereafter,
                                twenty-five cents ($.25) for each additional
                                home video unit sold in excess of two million
                                units;

     Video Disc            -    15% of producer's gross;

     Merchandising         -    45% of gross revenue received by the Company
                                after deductions of licensing commissions and
                                fees.

   Technovision Industries, Inc., marketing consultant for Happily Ever After:

     Home Video            -    5% of net Company collection proceeds from
                                Republic after partial deductions for Scheimer
                                royalties.

   American Softworks Corp. for Happily Ever After:

     Video Games           -    50% of net proceeds to the Company after
                                deductions for manufacturing, marketing, and
                                distribution by the distributor.

No payments have been made to any of the above parties for the year ended December 31, 1998, six-months ended December 31, 1997, or year ended June 30, 1997.


NOTE 15 - CONTINUING OPERATIONS, ACQUISITIONS, AND SUBSEQUENT EVENTS

The Company has historically incurred operating losses and, at December 31, 1998, has an accumulated deficit of approximately $28.0 million.

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

-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 15 - CONTINUING OPERATIONS, ACQUISITIONS, AND SUBSEQUENT EVENTS
(Continued)

In the future, FNFC expects to continue making real estate bridge loans and also to make bridge loans for completion of theatrical and movie productions, acquisition of distribution rights for entertainment products, completion of interactive games, and acquisition or financing of various forms of intellectual media and software entertainment.

In September 1997, the Company acquired a Swiss management company having the rights to certain ultraviolet light technology and additional capital contributed by the selling shareholders in exchange for 1,500,000 shares of common stock. Consolidated net loss includes approximately $680,000 attributable to operations of the Swiss company. On July 31, 1998, the Company entered into an agreement to shut down the Swiss operations and transferred ownership to a new company formed by two of the three Swiss shareholders. The two Swiss shareholders returned all their shares and any outstanding warrants to the Company. The net effect of this transaction was to recognize a gain on disposal of approximately $5,700. In addition, the Company received a $270,000 note conditional upon the new company meeting certain performance measurements.

As of June 30, 1997, FNFC had issued additional call pack options to purchase an aggregate of 8,000,000 of the Company's common shares. These calls were issued for a consideration of 2-1/2 cents per share and entitle the holder to purchase shares at 10 cents per share or an aggregate of $800,000. During the six-month period ended December 31, 1997, 20 call pack options were purchased for $200,000.

On April 28, 1998, the Company acquired certain assets of Alpine Investment, Inc. through First National Video Corp. (FNVC), a newly formed wholly-owned subsidiary of the Company. The new venture operates six video stores in the Chicagoland area. Income is derived from the sale and rental of videocassettes and games and other various merchandise. FNVC acquired the assets for $337,000. The acquisition was treated as a purchase and recorded at the fair market value of the assets received.

During June of 1998, the Company formed a new subsidiary, Equator Entertainment, Inc. (EEI), and hired Mr. Peter Keefe as president. EEI's main business is the creation, production, and distribution of a children's television program series.

On February 4, 1999, the Company purchased all the assets and the rights to the name of the Prairie Business Credit, Inc. by converting the advance described in
Note 4, issuance of 100,000 shares of common stock, and other consideration for a total purchase price of $1,037,000. The transaction was treated as a purchase and recorded at the fair market value of the assets received. The new business was established as a wholly-owned subsidiary of FNFC and will operate under the name of Prairie Business Credit, Inc. This new entity is engaged in factoring accounts receivable.


-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 16 - SEGMENT INFORMATION

The Company has reportable segments: finance, video, and entertainment. The finance segment derives its revenues from short-term, high-yield bridge loans. The video segment derives its revenues from the sale and rental of videocassettes and games. The entertainment segment operates in the acquisition, distribution, and marketing of high-quality family entertainment.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from continuing operations.

The Company's reportable segments are strategic business units that offer different products and services. Segment disclosures are on a performance basis consistent with internal management reporting. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates which approximate cost. Remaining costs, if any, are not allocated to revenue segments. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above, and may not be presented in accordance with generally accepted accounting principles. The finance segment commenced operations on June 30, 1997. Summarized financial information concerning the industry segments in which the Company operated for the periods ended December 31, 1998, December 31, 1997, and June 30, 1997 are as follows:

                                                                                         Enter-
                                                            Finance        Video        tainment       Totals
                                                            -------        -----        --------       ------
  December 31, 1998
     Revenues from external customers                      $  813,374    $1,060,138   $         -   $ 1,873,512
     Intersegment revenues                                     58,561             -       138,000       196,561
     Segment profit (loss)                                    123,806      (346,118)      326,139       103,827
     Nonrecurring gains (expenses)
       Loss on sales of real estate held for development     (216,000)            -             -             -
     Segment assets                                         5,179,155       323,941       692,000     6,195,096

  December 31, 1997
     Revenues from external customers                         301,434             -             -       301,434
     Intersegment revenues                                          -             -        42,000        42,000
     Segment profit (loss)                                    206,046             -      (511,860)     (305,814)
     Nonrecurring gains (expenses)
       Write-off film inventory costs                               -             -      (490,000)     (490,000)
       Write-off goodwill and organizational costs                  -             -       (52,517)      (52,517)
     Segment assets                                         4,078,502             -       653,362     4,731,864

  June 30, 1997
     Segment profit (loss)                                          -             -    (2,983,712)   (2,983,712)
     Nonrecurring gains (expenses)
       Write-off film inventory costs                               -             -    (2,200,000)   (2,200,000)
       Write-off goodwill and organizational costs                  -             -      (145,174)     (145,174)
     Segment assets                                         3,289,969             -     1,072,028     4,361,997

-------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


-------------------------------------------------------------------------------


NOTE 16 - SEGMENT INFORMATION (Continued)

                                                                    Six Months
                                                   Year Ended         Ended          Year Ended
                                                  December 31,     December 31,       June 30,
                                                      1998             1997             1997
                                                      ----             ----             ----
     Segment profit (loss)
       Total profit or loss for
         reportable segments                       $   103,827     $  (305,814)     $ (2,983,712)
       Elimination of intersegment
         revenues                                       36,931               -                 -
       Unallocated expenses                           (467,421)        (79,021)                -
                                                   -----------     -----------      ------------

                                                   $  (326,663)    $  (384,835)     $ (2,983,712)
                                                   ===========     ===========      ============

     Identifiable assets
       Total identifiable assets for
         reportable segments                       $ 6,195,096     $ 4,731,864      $  4,361,997
       Elimination of intersegment assets           (1,675,879)     (2,225,178)         (503,267)
       Assets from disposed subsidiaries                     -       1,087,051                 -
       Unallocated assets                               48,661          97,115                 -
                                                   -----------     -----------      ------------

                                                   $ 4,567,878     $ 3,690,852      $  3,858,730
                                                   ===========     ===========      ============


-------------------------------------------------------------------------------