Form 10QSB
period 1999-03-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 1999-05-17
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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


              477 E. BUTTERFIELD ROAD, SUITE 307, LOMBARD, IL 60148
              -----------------------------------------------------
                    (Address of principal executive offices)


                                 (630) 971-9924
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




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

As of March 31, 1999 the registrant had outstanding 18,637,458 shares of its $.005 par value Common Stock.

                                      INDEX



                         Part I - Financial Information


                                                                                         Page

Item 1            Consolidated Balance Sheets.........................................    3

                  Consolidated Statements of Income...................................    5

                  Consolidated Statements of Cash Flow................................    6

                  Notes to Consolidated Financial Statements..........................    7

Item 2            Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations...........................................   12


                   Part II - Other Information and Signatures


Item 5            Other Information...................................................   13

Item 6            Exhibits and Reports on Form 8-K....................................   13


PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------

March 31,                                       1999         1998

--------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash                                    $  190,720   $   49,158
  Cash Escrow Account                           --        500,000
  Accounts receivable, net of allowance      874,637       47,121
  Loans Receivable, net of allowance       3,146,267    1,610,631
  Interest Receivable                        128,237      226,596
  Inventories, net of allowance              132,333           --
  Other                                       40,639        4,881

--------------------------------------------------------------------------------
Total Current Assets                       4,512,833    2,438,387

--------------------------------------------------------------------------------

Real Estate held for development               9,000      550,000

Property and equipment, net                  194,471       76,761

Other Assets
  Film inventory                              10,000       10,000
  Intangible assets, net                       6,325            0
  Franchise Rights                              --            186
  Security Deposits                              900         --
  Licenses                                      --        150,000

--------------------------------------------------------------------------------

Total Other Assets                            17,225      160,186

--------------------------------------------------------------------------------


TOTAL ASSETS                              $4,733,529   $3,225,334

================================================================================



See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------

March  31,                                          1999             1998

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short term debt                              $  2,650,623    $       --
  Accounts payable                                  164,504         276,732
  Note Payable                                            0               0
  Accrued expenses                                  496,929         681,641

--------------------------------------------------------------------------------

Total Current Liabilities                         3,312,056         958,373

--------------------------------------------------------------------------------

Minority interest in consolidated subsidiary      2,788,968       2,788,968

Shareholders' Equity
  Preferred stock, $.0001 par value,
  authorized 10,000,000 shares,
  no shares issued and outstanding                     --               186

  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
    1999,  18,637,458 shares
    1998,  18,672,458 shares                         92,690          93,365
  Dividends payable                                 (76,562)       (153,646)
  Paid in capital                                27,258,241      27,271,566
  Accumulated deficit                           (28,641,864)    (27,733,478)

--------------------------------------------------------------------------------
Total Shareholders' Equity                       (1,367,495)       (522,007)

================================================================================
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $  4,733,529    $  3,225,334

================================================================================


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------

For the three months ended March 31,        1999            1998
--------------------------------------------------------------------------------
TOTAL REVENUES                         $    673,287    $    166,325

COST OF REVENUES
  Video Rental Purchases & Wages            204,089               0
--------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                         469,198         166,325
--------------------------------------------------------------------------------

 OPERATING EXPENSES
  Marketing, selling & royalties                  0               0
  General and administrative                574,963         122,229
--------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                    574,963         122,229

OPERATING INCOME (LOSS)                    (105,765)         44,096
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)                        2,935           1,486
--------------------------------------------------------------------------------

NET INCOME (LOSS)                      $   (102,830)   $     45,582

================================================================================

NET GAIN (LOSS) PER SHARE              $       (.01)   $        .00

================================================================================

Weighted average shares outstanding      18,637,458      18,672,458

================================================================================


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the three months ended March 31,                        1999         1998

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                    $(102,832)   $  45,582

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Other amortization, depreciation, write-offs            16,643          886
    Provision for loan losses                               28,669        6,000
    Changes in operating assets and liabilities, net       124,442      (68,462)
--------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                    169,754      (15,994)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, equipment
    and leasehold impr.                                    (89,958)        --
--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                       (89,958)        --

CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans (repayment) from/to shareholder                  116,713         --
    Principal payments on notes                            (68,740)        --
    Notes Receivable                                       (41,638)        --
    Proceeds from borrowings on notes                      100,000         --
    Dividends paid on preferred stock
    of subsidiary                                          (76,562)    (153,646)

--------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                     29,773     (153,646)

NET INCREASE/(DECREASE) IN CASH                              6,737     (169,640)

CASH - BEGINNING OF PERIOD                                 183,983      218,798

--------------------------------------------------------------------------------

CASH - END OF PERIOD                                     $ 190,720    $  49,158
================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)\
  March 31, 1999



--------------------------------------------------------------------------------
NOTE 1  GENERAL

--------------------------------------------------------------------------------

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 1998. The financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally made in an Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's December 31, 1998 Annual Report on Form 10-KSB.

The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

--------------------------------------------------------------------------------

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loans Receivable: Loans are stated net of the allowance for loan losses and unearned discount. Interest on loans is included in operating revenues over the term of the loan based upon the principal balance outstanding. Where serious doubt exists as to the collectibility of a loan, the accrual of interest in discontinued. Loan fees and direct loan origination costs are deferred and amortized over the term of the loan as a yield adjustment.

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


--------------------------------------------------------------------------------

NOTE 3  NOTES RECEIVABLE

--------------------------------------------------------------------------------

                                                                  March  31,
                                                            --------------------
                                                              1999       1998
                                                            --------   ---------
Advances to a factoring company, which are convertible to
an equity interest in 1999. The note is collaterized by
the assignment of certain accounts receivable under a
factoring agreement                                         $623,637   $     --

10% note due January 1, 2000, convertible to a 21%
ownership in a travel company at the option of the
Company's management                                         125,000         --

10% note due November 1, 1999.  Note is secured by real
estate.                                                      126,000         --
                                                            --------   ---------

                                                            $874,637   $     --


--------------------------------------------------------------------------------

NOTE 4  VIDEOCASSETTE RENTAL INVENTORY

--------------------------------------------------------------------------------

The Company amortizes its videocassette rental inventory on an accelerated method. Under this method, videocassette rental inventory, which includes video games, is stated at cost and amortized, beginning on the date the videocassettes are placed into service, to its salvage value ($4 per videocassette) over an estimated useful life of 36 months. All copies of new release videocassettes are amortized on an accelerated bases during their first three months to an average net book value of $8 and then on a straight-line basis to their salvage value of $4 over the next 33 months.


--------------------------------------------------------------------------------

NOTE 5  AMORTIZATION OF FILM INVENTORY

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


--------------------------------------------------------------------------------

NOTE 6  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

--------------------------------------------------------------------------------


Leasehold improvements and equipment consisted of the following at March 31, 1999 and 1998:


                                        1999       1998
                                      --------   --------
Leasehold improvements                $ 79,439   $   --
 Office equipment                      138,551     32,434
 Furniture and fixtures                 27,377     13,680
 Automobile                               --       38,425
                                      --------   --------
                                       245,367     84,539
      Less accumulated depreciation     50,896      7,778
                                      --------   --------
       Net property and equipment     $194,471   $ 76,761
                                      ========   ========


--------------------------------------------------------------------------------

NOTE 7  SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

Preferred Stock: The Company has authorized the issuance of 10,000,000 shares of $.0001 par value preferred stock. At December 31, 1998, the Company had not issued any preferred shares.

Common Stock: During the periods ended December 31, 1998 and 1997, respectively, the Company issued 600,000 and 274,000 shares for employee compensation and professional fees valued at $6,000 and $5,480.

In the second quarter of 1996, the Company initiated an equity restructuring program in which the Company issued 1,260,000 shares of its common stock (par value $.005) along with warrants to purchase an additional 1,260,000 shares of its common stock (par value $.005) at $1 share. Total proceeds from the offering amounted to $830,000. On October 6, 1996, the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of these warrants. These 1,260,000 warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension until December 31, 1999, at a share price of $.15 for additional consideration of $.05 per warrant or an extension until December 31, 2000, at a share price of $.05 for additional consideration of $.10 per warrant. During the year ended June 30, 1997, warrants for 800,000 shares were extended to December 31, 1999 and warrants for 200,000 shares were extended to December 31, 2000. Additional paid-in capital of $60,000 was received from these transactions for the period ended June 30, 1997. During 1998, certain warrants previously issued in the six-month period ended December 31, 1998 were canceled and cash of $20,000 was returned. During 1998, 100,000 warrants were issued as part of a compensation agreement. The warrants are convertible to common stock at twenty-five cents a share. There were 13,660,000 warrants outstanding at December 31, 1998.

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


--------------------------------------------------------------------------------

NOTE 8  LEASES

--------------------------------------------------------------------------------

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

Future minimum payments under noncancelable leases as of December 31, 1998 are as follows:


      1999              $    308,870
      2000                   264,751
      2001                   251,142
      2002                   214,440
      2003                   180,870
                        ------------

                        $  1,220,073
                        ============


                                     ITEM 2.
               FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Corporation's revenues were obtained during the quarter from First National Finance Corp. ("FNFC") and its subsidiary Prairie Business Credit, Inc. ("PBCI") and Windy City Video stores. The significant increase was due to the purchase of the video stores in the second quarter of 1998.

The Corporation expects PBCI revenues to increase during the second half of the year as funding will be in place to support an expansion of its Accounts Receivable factoring business.

Newly formed Equator Entertainment had no revenue and does not anticipate a revenue stream until late 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Corporation had cash of $190,720 as compared to $49,158 for the same period in 1998. Due to timing on certain loan fees and interest loans were obtained from a shareholder and officer in the amount of $116,713. At the same time the bank term loan was increased by $100,000. Accounts Receivable primarily in factoring decreased to $874,637 and loans receivable increased to $3,146,267 due to increased business loan activity of FNFC.

Net Cash flow from operating activities increased over the prior year by $185,748. Added to net cash provided by Investing and Financing activities resulted in an increase of $6,737 of cash for the period versus ($169,640) for the same period in the prior year.

FINANCING ACTIVITIES

Management believes its working capital and existing credit availability will be adequate to meet its operating requirements for the foreseeable future. The Corporation is attempting to establish a line of credit to optimize growth opportunities in it's PBCI subsidiary.


RESULTS OF OPERATIONS - Three months Ended March 31, 1999 compared to Three Months Ended March 31, 1998.

Revenues increased to $673,287 with increased activity in business loans, video store rentals and sales and factoring activity. This amount compared to the 1998 amount of $166,325.

Cost of Revenues relating to the video stores amounted to $204,089 in 1999 versus $-0- in 1998.

Operating Costs and Expenses. Operating expenses amounted to $574,963 compared to $122,229. The significant increase was attributable to Equator with additional key personnel and video and PBCI.

Net (loss) of ($102,830) can be attributed to certain timing on repayment of business loans and start up costs in Equator Entertainment. Earnings per share were dilutive.

TAXES ON INCOME

Taxes on income are zero due to the cumulative net operating loss carryforwards of approximately $28.0 million at March 31, 1999, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.

"Forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 may be included in this report. A variety of factors could cause the Corporation's actual results to differ from the reported results expressed in such forward looking statements. Investors are referred to the Corporations' most recent 10K.


                           PART II - OTHER INFORMATION

                           ITEM 5 - OTHER INFORMATION

                                      NONE

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

        During the Quarter ended March 31, 1999 the company filed an 8K dated February 4, 1999 which, under Item 2 the Board of First National Entertainment Corp. approved the acquisition of the assets and name of Prairie Business Credit, Inc.

        This company will be a subsidiary of First National Finance Corp. Mr. Trevor Morgan was appointed President and will lead the company in the business of accounts receivable financing.

        Also, the Board of FNAT created a new wholly owned subsidiary of FNAT, Equator Entertainment, Inc. ("EEI") and it in turn acquired the assets of PK Productions located in the Los Angeles area.

        Mr. Peter Keefe was installed as President of EEI. Joining Mr. Keefe is Mr. Regis Brown as Senior Vice President of Worldwide Marketing.

       Equator Entertainment is in the business of creating, producing and distributing world class quality children's television program series. Equator also anticipates to be involved in market related licensing applications from toys to books

       Item 6. Mr. Peter Keefe received Board approval to become a director of First National Entertainment Corp. retroactive to July 1, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           First National Entertainment Corp.




Dated:  May 14, 1999                       /s/ Charles E. Nootens
      ----------------                     -----------------------
                                           Charles E. Nootens
                                           President