Form 10-Q
period 1999-06-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 1999-08-16
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

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


            477 E BUTTERFIELD RD., SUITE 410, LOMBARD, ILLINOIS 60148
            ---------------------------------------------------------
                    (Address of principal executive offices)

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

As of June 30, 1999 the registrant had outstanding 18,637,458 shares of its $.005 par value Common Stock.

                                      INDEX



                         Part I - Financial Information


                                                                            Page

Item 1    Consolidated Balance Sheets......................................    3

          Consolidated Statements of Income................................    5

          Consolidated Statements of Cash Flow.............................    6

          Notes to Consolidated Financial Statements.......................    8

Item 2    Management's Discussion and Analysis of Financial Conditions
          and Results of Operations........................................   13



                   Part II - Other Information and Signatures


Item 5    Other Information................................................   14

Item 6    Exhibits and Reports on Form 8-K.................................   15

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------

June 30,                                         1999                1998

--------------------------------------------------------------------------------

ASSETS

Current Assets
  Cash                                         $   66,813          $  184,496
 Accounts receivable, net of allowance            283,229             282,121
 Loans Receivable, net of allowance             3,338,468           2,984,472
  Interest Receivable                             196,691             374,072
  Video Inventory                                 112,333             161,333
  Other                                            56,752              35,654

--------------------------------------------------------------------------------
Total Current Assets                            4,054,286           4,022,148
--------------------------------------------------------------------------------

Real Estate held for development                    9,000             559,000

Property and equipment, net                       190,546             214,343

Other Assets
  Film inventory                                   10,000              10,000
  Intangible assets, net                            6,175              43,207
  Security Deposits                                   900                   0
  Licenses                                              0             150,000
  Investment in LLC                                     0               2,245

--------------------------------------------------------------------------------
Total Other Assets                                207,621             205,452
--------------------------------------------------------------------------------

TOTAL ASSETS                                   $4,270,907          $5,000,943

================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------
June 30,                                               1999            1998
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt                                  $ 2,632,328      $ 1,240,870
  Accounts payable                                     169,324          237,500
  Accrued expenses                                     441,249          852,466

--------------------------------------------------------------------------------

Total Current Liabilities                            3,242,901        2,722,503


Minority interest in consolidated subsidiary         2,788,968        2,788,968

Shareholders' Equity
  Common stock, $.005 par value,
   authorized 100,000,000 shares,
   issued and outstanding:
    1999,  18,637,458 shares
    1998,  18,672,458 shares                            92,690           93,365
  Dividends payable                                   (153,125)        (249,120)
  Paid in capital                                   27,258,241       27,271,566
  Accumulated deficit                              (28,958,768)     (27,626,339)

--------------------------------------------------------------------------------

Total Shareholders' Equity                          (1,760,962)        (510,528)

--------------------------------------------------------------------------------

================================================================================
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                               $ 4,270,907      $ 5,000,943

================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------

For the six  months ended June 30,                     1999            1998
--------------------------------------------------------------------------------

TOTAL REVENUES                                      $1,212,357     $   700,741

COST OF REVENUES                                       415,340         122,426

--------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                    797,017         578,315

--------------------------------------------------------------------------------

 OPERATING EXPENSES
  Marketing, selling & royalties                             0               0
  General and administrative                         1,217,307         464,924
  Write-off film inventory costs                             0               0
  Write-off goodwill and organization costs                  0               0

--------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                             1,217,307         464,924


OPERATING INCOME (LOSS)                               (420,290)        113,391

--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)                                     562          39,330

--------------------------------------------------------------------------------

NET INCOME (LOSS)                                   $ (419,728)    $   152,721

================================================================================

NET GAIN (LOSS) PER SHARE                           $     (.02)    $       .01

================================================================================

Weighted average shares outstanding                 18,672,458      18,672,458

================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the three  months ended June 30,                     1999          1998
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                  $(316,904)   $ 107,139

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Other amortization, depreciation, write-offs          36,943       30,317
    Provision for loan losses                             26,331       12,000
    Changes in operating assets and liabilities, net      43,495      289,041
--------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                 (210,135)     438,497

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment                 (5,492)    (144,592)
    Real estate held for development                           0       (9,000)
    Investment in LLC                                          0       (2,245)
    Start Up costs                                             0      (51,848)
--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                      (5,492)    (207,685)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans (repayments) from/to shareholder               141,210            0
    Principal payments on notes                          (72,927)           0
    Proceeds from borrowings on notes                    100,000            0
    Dividends paid                                       (76,563)     (95,474)
--------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                   91,720      (95,474)

NET INCREASE/(DECREASE) IN CASH                         (123,907)     135,338

CASH - BEGINNING OF PERIOD                               190,720       49,158
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                    $ 66,813    $ 184,496
================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the six  months ended June 30,                        1999          1998
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                  $(419,736)     $ 152,721

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Other amortization, depreciation, write-offs          53,586         31,203
    Provision for loan losses                             55,000         18,000
    Changes in operating assets and liabilities, net     167,937        220,579
--------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                 (143,213)       422,503

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment                (95,450)      (144,592)
    Real estate held for development                           0         (9,000)
    Investment in LLC                                          0         (2,245)
    Start Up costs                                             0        (51,848)
--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                     (95,450)      (207,685)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans (repayment) from/to shareholder                257,923              0
    Principal payments on notes                         (141,667)             0
    Notes Receivable                                     (41,638)             0
    Proceeds from borrowings on notes                    200,000              0
    Dividends paid                                      (153,125)      (249,120)
--------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                  121,493       (249,120)

NET INCREASE/(DECREASE) IN CASH                         (117,170)       (34,302)

CASH - BEGINNING OF PERIOD                               183,983        218,798
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                   $  66,813      $ 184,496
================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)\
June 30, 1999


--------------------------------------------------------------------------------

NOTE 1  GENERAL
--------------------------------------------------------------------------------

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 (unaudited) and the unaudited results of operations and cash flows for the six months ended June 30, 1998. The financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally made in an Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's short period December 31, 1998 Annual Report on Form 10-KSB.

The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

The allowance is maintained by management at a level adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations (including their financial position and collateral values) and other factors and estimates which are subject to change over time. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

Stock-Based Compensation: On October 23, 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options, and other equity instruments to employees based on a fair value method of accounting. Companies are permitted to continue to apply the existing accounting rules contained in Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25"); however, companies that choose to retain this method of accounting are required to provide expanded disclosures of pro forma net income and earnings per share in the notes to financial statements as if the new fair value method of accounting ad been adopted. The Company has elected to continue to apply the accounting principles contained in APBO No. 25.

Income Taxes: The Company accounts for income taxes using the deferred asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are proved as temporary differences arise between the basis of asset and liabilities for financial reporting and income tax reporting.

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

--------------------------------------------------------------------------------

NOTE 3  NOTES RECEIVABLE

--------------------------------------------------------------------------------


                                                                March 31,
                                                                ---------
                                                              1999      1998
                                                              ----      ----
    10% note due January 1, 2000, convertible to a 21%
    ownership in a travel company at the option of the
    Company's management                                    $125,000   $ ---

    10% note due November 1, 1999.  Note is secured by real
    estate                                                   126,000   $ ---
                                                            --------   ------

                                                            $251,000   $ ---

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

--------------------------------------------------------------------------------

NOTE 6  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

--------------------------------------------------------------------------------

Leasehold improvements and equipment consisted of the following at June 30, 1999 and 1998:

                                                      1999            1998
                                                      ----            ----

          Leasehold improvements                    $  79,439       $  80,685
          Office equipment                            151,268          68,341
          Furniture and fixtures                       27,377          41,680
          Automobile                                    ---            38,425
                                                    ---------       ---------
                                                      258,084         229,131
          Less accumulated depreciation                67,538          14,788
                                                    ---------       ---------
             Net property and equipment             $ 190,546       $ 214,343
                                                    =========       =========


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

In the second quarter of 1996, the Company initiated an equity restructuring program in which the Company issued 1,260,000 shares of its common stock (par value $.005) along with warrants to purchase an additional 1,260,000 shares of its common stock (par value $.005) at $1 share. Total proceeds from the offering amounted to $830,000. On October 6, 1996, the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of these warrants. These 1,260,000 warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension until December 31, 1999, at a share price of $.15 for additional consideration of $.05 per warrant or an extension until December 31, 2000, at a share price of $.05 for additional consideration of $.10 per warrant. During the year ended June 30, 1997, warrants for 800,000 shares are extended to December 31, 1999 and warrants for 200,000 shares were extended to December 31, 2000. Additional paid-in capital of $60,000 was received from these transactions for the period ended June 30, 1997. During 1998, certain warrants previously issued in the six-month period ended December 31, 1998 were canceled and cash of $20,000 was returned. During 1998, 100,000 warrants were issued as part of a compensation agreement. The warrants are convertible to common stock at twenty-five cents a share. There were 13,660,000 warrants outstanding at December 31, 1998.

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

--------------------------------------------------------------------------------

NOTE 8  LEASES

--------------------------------------------------------------------------------

The Company occupies certain office facilities and video stores under operating lease arrangements. Under terms of the leases, the Company is responsible for real estate taxes, insurance, and maintenance costs on the facilities. Total rent expense under such arrangements was approximately $278,000, $35,000 and $17,000 for the year ended December 31, 1998, the six months ended December 31, 1997, and the year ended June 30, 1997, respectively. The leases expire from 1999 through 2003.

Future minimum payments under noncancelable leases as of December 31, 1998 are as follows:

                         1999                 $     308,870
                         2000                       264,751
                         2001                       251,142
                         2002                       214,440
                         2003                       180,870
                                              -------------

                                              $   1,220,073

                                              =============

                                     ITEM 2.
               FIRST NATIONAL ENTERTAINMENT CORP.AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Corporate revenues were obtained during the second quarter from the following subsidiaries; First National Finance Corp., Prairie Business Credit, Inc., and First National Video Corp. Revenue was below projections and is further discussed in Results of Operations. On a positive note the Corporation's Equator Entertainment subsidiary continues to pursue world wide general entertainment opportunities with two such opportunities under are letter agreements - one discussed in the 8K dated 7/20/99 and the second discussed in Item 5 - Other Information of this report.

Expenses have been reduced from projections in an attempt to match actual revenues. The Equator Entertainment subsidiary as has been anticipated did not generate revenue in the second quarter. The Corporation remains confident of an Equator revenue stream in late 1999 or early 2000.


FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a `safe harbor' for forward looking statements. Certain information included in this news release contains statements that are forward-looking, such as statements relating to the consumption of transactions, anticipated future revenues of the company, and the success of current product offerings. Such forward-looking information involves risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Equator Entertainment. For a description of risks and uncertainties, please refer to First National Entertainment's filings with the Securities and Exchange Commission, including Forms 10-K and 10-Q.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash of $66,813 compared to $49,158 at year ended December 31, 1998. The bank loans remained the same with the exception of an approximate principal payment of $25,000 on the video store loan. Notes Receivable increased $122,160 related to the activity of Prairie Business Credit.

The Corporation's relationship with the bank remains excellent.

FINANCING ACTIVITIES

Management believes its working capital and existing credit sources are adequate to meet its operating requirements for the foreseeable future. The Corporation continues to seek the best arrangement to set in place a multi million dollar revolving credit line. Primary use of the loan would be to fund anticipated growth in Prairie Business Credit, Inc. and also to allow current cash to be used in profit participation deals in Equator Entertainment.


RESULTS OF OPERATIONS - SIX months Ended June 30, 1999 compared to Six Months Ended June 30, 1998.

Revenues increased by $512,448 in 1999 compared to six months in 1998. This can be attributable to activity in First National Video and Prairie Business Credit factoring. Sales through June, 1999 total $1,212,919 versus $700,741 for the same period in 1998.

Cost of Revenues, related to the video stores, amounted to $415,340 in 1999 in comparison to an amount of $122,426 in a short period of store ownership in 1998.

Total operating costs of $1,217,307 resulted in the six month loss of $(419,728).

In First National Finance income on business loans is recorded upon repayment of the loan. The majority of the loans are for property rehabilitation. In recent weeks sales of the completed property has been slowed primarily due to lender processing time. The result is income being delayed into future quarters. At this time the Corporation is unable to determine the length of these timing differences or the period in which loan completion delays will occur.

Prairie Business Credit has experienced additional start up costs in connection with a new marketing plan.

First National Video Corp. has been struggling to obtain consistent profitability. Factors include a difficult period in the industry with record independent store closings, cyclical sales with low periods of the year in May/June and late fall. The Company has been unable to compete with the large chains without purchasing movies on a Pay Per View basis. The Company has a source agreement in place with Rentrak Corp. and expects to purchase product on a Pay Per View basis for a significant portion of its movie requirements beginning in the third quarter. As directed by it's Board, the Corporation continues to pursue a sale of the stores.

TAXES ON INCOME

Taxes on income are zero due to the cumulative net operating loss carryforwards of approximately $28.0 million at June 30, 1999, for federal tax purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.




                           PART II - OTHER INFORMATION

                           ITEM 5 - OTHER INFORMATION

During the second quarter Prairie Business Credit, Inc. moved to a combined office with First National Entertainment Corp. and First National Finance Corp. The offices are located at 477 E. Butterfield Rd., Suite 410, Lombard, IL 60148. The Corporation has extended the lease through 2004.

The Company and its former executive officers and directors were defendants in a class action lawsuit which commenced in the United States District Court for the Eastern District of Pennsylvania. The action was commenced on July 8, 1993, certified as a class action on September 8, 1994, and alleged fraud and various violations of securities laws in connection with the Company's public disclosures during the period preceding and through the theatrical release of the film Happily Ever After. The class action incorporated all persons who acquired common stock between 3/9/93 and 6/2/93 inclusive. On December 28, 1995 the Company settled the suit for $50,000 in cash and 4,000,000 shares of common stock. These shares have been included in dilutive common shares outstanding. The Common stock was distributed to approximately 1800 shareholders and several law firms during the second quarter of this year.

Equator Entertainment has reached an agreement with CROMOSOMA TV PRODUCTIONS of Barcelona, Spain to act as exclusive distributor of TV rights in the USA for "240", a new project. Further discussion continues on amount of co-production profit participation and collaborative merchandising.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         Equator Entertainment agreement with Filmax/Costelao of Spain pertaining to the new animated television show GOOMER! As filed on July 20, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 First National Entertainment Corp.




Dated: August 13, 1999           /s/ Charles E. Nootens
       ---------------           ----------------------
                                 Charles E. Nootens
                                 President