Form 10QSB
period 1999-09-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 1999-11-15
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

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

                                 (630) 971-9924
                   ------------------------------------------
              (Registrant's telephone number, including area code)


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

As of September 30, 1999 the registrant had outstanding 18,637,458 shares of its $.005 par value Common Stock.

                                      INDEX


                         Part I - Financial Information
                         ------------------------------
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

Item 2    Management's Discussion and Analysis of Financial Conditions and
          Results of Operations.............................................. 13



                   Part II - Other Information and Signatures
                   ------------------------------------------


Item 5    Other Information.................................................. 14

Item 6    Exhibits and Reports on Form 8-K................................... 14

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------

September  30,                                        1999                1998

--------------------------------------------------------------------------------

ASSETS

Current Assets
  Cash                                          $   40,650          $  101,328
Accounts receivable, net of allowance              271,399             241,865
Loans Receivable, net of allowance               2,967,971           3,166,514
Interest Receivable                                204,652             450,442
Video Inventory                                    112,333             139,333
  Other                                             50,272              50,139

--------------------------------------------------------------------------------
Total Current Assets                             3,647,277           4,149,621
--------------------------------------------------------------------------------

Real Estate held for development                     9,000             559,000

Property and equipment, net                        187,205             214,343

Other Assets
  Film inventory                                    10,000              10,000
  Goodwill                                               0               5,000
  Intangible assets, net                             6,025              30,245
  Licenses                                               0             150,000
  Investment in LLC                                      0              27,726
  Investment in PK                                       0              10,000

--------------------------------------------------------------------------------
Total Other Assets                                  16,025             232,971
--------------------------------------------------------------------------------

TOTAL ASSETS                                    $3,859,507          $5,159,409
================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------

September  30,                                        1999                1998

--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term debt                               $2,779,178          $1,942,613
  Accounts payable                                 222,655             267,856
  Accrued expenses                                 322,076             869,852

--------------------------------------------------------------------------------

Total Current Liabilities                        3,323,909           3,080,321

--------------------------------------------------------------------------------

Minority interest in consolidated subsidiary     2,788,968           2,788,968

Shareholders' Equity
  Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
    1999,  18,637,458 shares
    1998,  18,672,458 shares                        92,690              93,365
  Dividends payable                               (229,687)           (325,682)
  Paid in capital                               27,258,241          27,271,566
  Accumulated deficit                          (29,374,614)        (27,749,129)

--------------------------------------------------------------------------------

Total Shareholders' Equity                      (2,253,370)           (709,880)

--------------------------------------------------------------------------------

================================================================================
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $3,859,507          $5,159,409

================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------

For the nine months ended September 30,               1999             1998

--------------------------------------------------------------------------------

TOTAL REVENUES                                   1,684,253        1,358,216

COST OF REVENUES                                   619,088          387,859

--------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                              1,065,165          970,357

--------------------------------------------------------------------------------

OPERATING EXPENSES
  General and administrative                     1,890,227          983,534

--------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                         1,890,227          983,534


OPERATING INCOME (LOSS)                           (825,062)         (13,177)

--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)                             (10,519)          43,108

--------------------------------------------------------------------------------

NET INCOME (LOSS)                                $(835,581)         $29,931

================================================================================

NET GAIN (LOSS) PER SHARE                           $ (.04)           $ .--

================================================================================
Weighted average shares outstanding             18,637,458       18,289,958
================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the three months ended September 30,               1999                1998

--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                             $(415,846)          $(122,790)

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Other amortization, depreciation, write-offs     16,869              45,038
    Provision for loan losses                       (28,425)              9,000
    Changes in operating assets and
     liabilities, net                               343,353             116,175
    Other Assets                                        900                   0

--------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES             (83,149)             47,423

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment           (13,302)            (13,548)
    Goodwill                                              0              (5,000)
    Investment in LLC                                     0             (25,481)
    Investment in PK                                      0             (10,000)
--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                (13,302)            (54,029)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans (repayments) from/to shareholder          (19,817)                  0
    Principal payments on notes                     (33,333)                  0
    Proceeds from borrowings on notes               200,000                   0
    Dividends paid                                  (76,562)            (76,562)
--------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES              70,288             (76,562)

NET INCREASE/(DECREASE) IN CASH                     (26,163)            (83,168)

CASH - BEGINNING OF PERIOD                           66,813             184,496
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                $40,650           $ 101,328
================================================================================

See accompanying notes to consolidated financial statement

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the nine months ended September 30,                1999                1998

--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                             $(835,581)          $  29,931

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Other amortization, depreciation, write-offs     70,455              76,241
    Provision for loan losses                        26,574              27,000
    Changes in operating assets and liabilities,
     net                                            511,290             336,754
    Other Assets                                        900                   0
--------------------------------------------------------------------------------


NET CASH (USED IN) OPERATING ACTIVITIES            (226,362)            469,926

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and equipment          (108,752)           (158,140)
    Goodwill                                              0              (5,000)
    Real estate held for development                      0              (9,000)
    Investment in LLC                                     0             (27,726)
    Investment in PK                                      0             (10,000)
    Start Up costs                                        0             (51,848)

--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                               (108,752)           (261,714)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans (repayment) from/to shareholder           238,106                   0
    Principal payments on notes                    (175,000)                  0
    Notes Receivable                                (41,638)                  0
    Proceeds from borrowings on notes               400,000                   0
    Dividends paid                                 (229,687)           (325,682)
--------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES             191,781            (325,682)

NET INCREASE/(DECREASE) IN CASH                    (143,333)           (117,470)

CASH - BEGINNING OF PERIOD                          183,983             218,798
--------------------------------------------------------------------------------

CASH - END OF PERIOD                              $  40,650           $ 101,328

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 September 30, 1999


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

--------------------------------------------------------------------------------

NOTE 3  NOTES RECEIVABLE

--------------------------------------------------------------------------------

                                                      -------Sept. 30, 1999----
                                                             1999      1998

   10% note due January 1, 2000, convertible to a 21%
   ownership in a travel company at the option of the
   Company's management                                    $125,000   $  ---

   10% note due May 1, 2,000 Note is secured by real
   estate                                                   126,000   $  ---
                                                           --------    ------

                                                           $251,000   $  ---

   On October 22, 1999 the Company extended the due date as indicated for a fee.

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

--------------------------------------------------------------------------------

NOTE 6  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

--------------------------------------------------------------------------------

Leasehold improvements and equipment consisted of the following at June 30, 1999 and 1998:

                                                              1999       1998
                                                              ----       ----

   Leasehold improvements                                   $ 83,639   $ 84,153
   Office equipment                                          159,806     76,669
   Furniture and fixtures                                     27,941     43,430
   Automobile                                                   ---      38,425
                                                             -------    -------
                                                             271,386    242,677
   Less accumulated depreciation                              84,181     24,860

        Net property and equipment                          $187,205   $217,817
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

Future minimum payments under noncancelable leases as of December 31, 1998 are as follows:

                                     1999                  $   308,870
                                     2000                      264,751
                                     2001                      251,142
                                     2002                      214,440
                                     2003                      180,870
                                                           -----------

                                                           $ 1,220,073
                                                           ===========

                                     ITEM 2.
               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Corporation continued to experience losses for the quarter due to the continuing expenses associated with Equator Entertainment, a short term down turn in revenue in Prairie Business Credit and losses in First National Video. Revenue in First National Finance fell below forecast because of slower turns on rehab projects and a change in loan method. Prepaid interest revenue is now recognized at loan repayment date creating a timing deferral of revenue.

Management has been instructed by the Board of Directors to focus on its core businesses - Entertainment and Finance. The corporation will sell or close its remaining video stores in First National Video Corp. by the end of the first quarter of 2000. Also, the corporation will vigorously pursue an acquisition or merger with an appropriate profitable company in order to utilize its NOL for Federal Income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the company had cash of $40,650 compared to $49,158 at the year ended December 31, 1998. Bank loans remained unchanged with the exception of approximately $25,000 of principal payments on the loan of First National Video Inc. Notes to shareholders increased by $146,850 during the period.

The corporation's relationship with the bank remains excellent.

FINANCING ACTIVITIES

Management believes its working capital and existing credit sources are adequate to meet its operating requirements for the forseeable future.

The corporation continues to pursue funding for growth and expansion in the following manner:


     Prairie Business Credit, Inc. - a $2.5 million dollar line of revolving credit to enable growth and swift participation in profitable accounts receivable purchases.

     First National Finance Corp. - to obtain $2-$3 million dollars of funds for growth of its business loan portfolio.

     Equator Entertainment - will attempt to sell a minority interest in order to raise the capital needed to participate on a coproduction profit sharing basis with upcoming animated film projects.


RESULTS OF OPERATIONS - Nine months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998.

Consolidated revenues increased to $1,673,734 compared to $1,401,324 for nine months of 1998 - an increase of $272,410. This is mainly attributable to acquisition of video stores under First National Video Corp. Revenue in First National Finance Corp. in business loans was approximately $230,000 below the same period in 1998, in part due to a change in policy towards revenue being recognized at loan repayment rather than on a prepaid or interim bases. Also, the company has experienced a need to seize several non-performing properties and is in the process of completing the rehabilitation and selling the buildings. For the nine months ended First National Finance had a profit of $273,424.

Operating income in Prairie Business dropped considerably during the third quarter as existing accounts were not replenished. However, a new marketing plan began in the second quarter that should yield results in the fourth quarter and beyond. For the nine months Prairie Business has a loss of $114,526.

First National Video continues to pursue every possible avenue in order to improve profitability. For the nine months Video had a loss of $135,621. As expressed in the overview the Board has directed management to dispose of the stores.

Total Costs for nine months of 1999 was $2,509,315 compared to $1,362,393 in 1998. A significant portion of the increased cost is associated with the video stores activity for nine months versus five months in 1998. Also, Equator Entertainment significantly added to administrative costs by adding personnel. Prairie Business increased expenses by $295,810 as a 1999 acquisition. The resulting loss for 1999 at nine months is $835,581 or $(.04) cents per share compared to 1998 net income of $29,937. The consolidated balance sheet has total assets of $4,039,605 at September 30, 1999.

TAXES ON INCOME

Taxes on income are zero due to the cumulative net operating loss carryforwards of approximately $28.0 million at September 30, 1999, for federal tax purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2000.


FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward looking statements. Certain information included in this news release contains statements that are forward-looking, such as statements relating to the consumption of transactions, anticipated future revenues of the company, and the success of current product offerings. Such forward-looking information involves risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Equator Entertainment. For a description of risks and uncertainties, please refer to First National Entertainment's filings with the Securities and Exchange Commission, including Forms 10-K and 10-Q.




                           PART II - OTHER INFORMATION

                           ITEM 5 - OTHER INFORMATION

None


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         First National Entertainment Corp.




Dated: August 13, 1999                   /s/ Charles E. Nootens
       ------------------                -----------------------
                                         Charles E. Nootens
                                         President