Form 10KSB
period 1999-12-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 2000-04-18
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999          Commission file No. 0-18866

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                       FIRST NATIONAL ENTERTAINMENT CORP.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

               Colorado                                   93-1004651
    -------------------------------                     ------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


              6516 West North Avenue, Suite 200, Chicago, IL 60707
              ----------------------------------------------------
                    (Address of principal executive offices)

              477 E. Butterfield Rd., Suite 410, Lombard, IL 60148
              ----------------------------------------------------
                     (Address of previous executive offices)

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

               YES [ X ]                         NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the Twelve Month Period Ending 12/31/99: $475,097.

As of March 31, 2000 the registrant had 19,437,458 shares of its $.005 par value Common Stock outstanding. The aggregate market value of shares of Common Stock held by non-affiliates was $167,530 as of this date.

                                      INDEX


                                     Part I.

                                                                                                  Page
Item 1.   Business..................................................................................1
Item 2.   Properties................................................................................8
Item 3.   Legal Proceedings.........................................................................8
Item 4.   Submission of Matters to a Vote of Security Holders.......................................8


                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................8
Item 6.   Management's Discussion and Analysis of Financial Conditions and results of operations.............................................................................9
Item 7.   Financial Statements and Supplementary Data..............................................11
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures....................................................................11


                                    Part III

Item 9    Directors and Executive Officers of the Registrant.......................................11

Item 10   Executive Compensation...................................................................13
Item 11   Security Ownership of Certain Beneficial Owners and Management...........................13

Item 12   Certain Relationships and Related Transactions...........................................14


                                     Part IV

Item 13   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................14

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

         During second quarter of 1998 the Corporation purchased the assets of Windy City Video and created a wholly owned subsidiary First National Video Corp.

         In 1998, First National Entertainment Corp. created a wholly owned subsidiary Equator Entertainment. This Company is primarily in distribution and creative support of family entertainment to North America.

         In 1999 First National Finance Corp. purchased the assets of Prairie Business Credit, a accounts receivable factoring company.

         The Corporation had been listed and traded on the NASDAQ since July, 1991 until it was delisted July 3, 1997. The Corporation was denied its delisting appeal on January 28, 1998 by the NASD Board of Governors. Currently the Corporation trades on the OTC Bulletin Board.

FIRST NATIONAL ENTERTAINMENT CORP. (THE CORPORATION)

         Holding Corporation for subsidiaries in the general entertainment industry and the finance industry. The company has the following wholly owned subsidiaries. A brief overview and then in depth presentations follow.


ENTERTAINMENT SUBSIDIARIES

FIRST NATIONAL ENTERTAINMENT CORP. (FNAT)

         This Company maintains unrestricted distribution rights to a variety of media and products for Canada and the United States relating to its full length animated movie - Happily Ever After. This movie is primarily aimed at the 3 to 7 year old market, films of this nature have continuing value since the target age group turns over quickly and there is a new market available every 3 to 5 years. It is believed an added value is the fact that the movie has never been viewed on public or cable television. The company continues to pursue a sale or lease of Happily Ever After. Several obstacles toward achieving this goal were eliminated in 1999.

EQUATOR ENTERTAINMENT

         The Plan to diversify was enhanced in 1998 with the addition of Mr. Peter Keefe located in Los Angeles area. The new company operates under the name Equator Entertainment. This subsidiary will focus upon programs that have "all-family" appeal and that are calculated to achieve success in the domestic and international market place. Mr. Peter Keefe has many years of experience in children's animated entertainment and is a well known and respected executive in the television industry. Excellent strides were made by Mr. Keefe in 1999 towards establishing important alliances and relationships in Europe, Asia and North America.

STYLUS RECORDS

         A Company acquired in 1994 (80%) which ceased operations several years ago. During 1998, all claims by prior ownership/management were resolved and the subsidiary totally dissolved.


VIDEO CHAIN SUBSIDIARY

FIRST NATIONAL VIDEO CORP.

         In April, 1998 the Company acquired the assets of Windy City Video a chain of six retail video stores in the Chicagoland area. Since its purchase this division has failed to meet expectations and has a potential buyer for the remaining two stores, all other stores have been closed. This subsidiary was accounted for as a discontinued operation in the 1999 audited financial statements.


FINANCING SUBSIDIARY

FIRST NATIONAL FINANCE CORP.

         In 1997 the Corporation established a wholly owned subsidiary to contain the assets of Shiloh Corporation, a company engaged in relatively small, high yield bridge loans.

PRAIRIE BUSINESS CREDIT, INC.

         Company was formed in January, 1999 to acquire the name and assets of a corporation engaged in accounts receivable factoring. The purchase was recorded on January 1, 1999. The subsidiary experienced a significant loss in 1999 and, along with differences in management philosophy the corporation agreed to sell the subsidiary back to the prior ownership as of January 31, 2000. The subsidiary is being treated as a discontinued operation for the purposes of the audited financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. (FNAT) - (THE CORPORATION)


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

EMPLOYEES

         As of December 31, 1999 the Company had four permanent employees, including two officers and two staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is good.

RESEARCH AND DEVELOPMENT

         The Company did not incur any research and development (R&D) costs for the period ended December 31, 1999 or the fiscal year ended December 31, 1998. The Company does not expect to generate any significant R&D costs in fiscal 2000.

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

EQUATOR ENTERTAINMENT (EE)

GENERAL

         Mr. Peter Keefe was named to head up the company's entertainment operations in 1998. Mr. Keefe will be responsible for expanding the Company's presence in the industry through program creation, production and sales & marketing, with an emphasis upon building alliances and joint ventures in which the Company will have a substantial ownership.

         Equator Entertainment generally will focus upon programs that have family appeal and that will be successful in the domestic and international marketplace. One of the initial primary thrusts is in representing international programs for sale to American television networks. Significant progress has been achieved toward these objections through the Egmont alliance and the David Dortort /CAA agreement.

SALES & MARKETING

         Equator Entertainment will prudently "grow" its business with the addition of further key executives to compliment its new business plan. In addition, Mr. Keefe has an extensive network of contacts in the television broadcast and production community as well as in the merchandise licensing business throughout the world entertainment market. The focus will be extraordinary, character driven entertainment properties which appeal to children two to eleven years old as well as very selective adult "G" rated entertainment.

OPERATIONS

         During 1999, the Company has two employees and has an office located in Southern California. All accounting, payroll and operating requirements are handled through an agreement with the Corporation.

COMPETITION

         Competing in a world entertainment environment, competition comes from a variety of international producers, distributors and studios. Equator expects to market high end, world class children's entertainment properties in the global television, video, music, publishing and merchandising marketplace. A sample of the competition ranges from Disney to Canal Plus in Europe.

FINANCIAL CONDITION

         Equator does not expect any revenue until the latter part of 2000. The Board continues to unanimously maintain its belief in Mr. Keefe and the mission of Equator Entertainment. Agreements with television networks require substantial advance timing before revenue is recognized due to the nature of industry scheduling. Currently, Equator is holding discussions regarding several high level projects for cable television.

         The Corporation Board has approved extending funds for Equators operations until a positive Cash Flow can be expected, during the second full year of operations, in 2001.

FIRST NATIONAL VIDEO CORP. (FNVC)

GENERAL

         In April, 1998 the corporation acquired the assets of a chain of six retail video stores. These stores were located in the Chicago area. Despite considerable due diligence in the purchase the stores have performed well below forecasts and management expectations since their purchase in rapidly changing market conditions. The Corporation is in the process of selling or closing all locations.

OPERATIONS

         A General Manager oversees a manager at each location. Controls over cash and credit card receipts are maintained on a daily basis. Videos are purchased in a range of $25.00 to $102.00 and in turn rented or sold. In 1999 the subsidiary signed and agreement with Rentrak Corp. with a pay per video revenue sharing program. Videos are purchased at a low cost and revenue shared with each rental.

         A number of attempts to improve sales; remodeling some stores, adding Illinois Lotto sales and ATM machines to improve pedestrian traffic and minor sub lease income all failed to improve their profitability. In 1999 the corporation closed two of its stores. Currently, the Corporation has a sales contract for one store, a sales agreement for another store and is in the process of closing the balance of the locations.

EMPLOYEES

         Collectively the stores employ approximately 20 full and part time employees. Managers and some assistant managers are salaried with the remainder of the employees hourly. Currently, the company has no union and does not anticipate one.

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

FINANCIAL CONDITION

         A loan of $400,000 was obtained from a national bank and all payments have been made on a timely basis. With the rapidly changing adverse market the company experienced substantial losses during 1999.

PRAIRIE BUSINESS CREDIT, INC. (PBCI)

THE COMPANY

         Prairie Business Credit, Inc. is in the business of factoring, i.e. purchasing accounts receivable from companies in transition that do not qualify for bank standard credit. Prairie succeeds in this form of lending to companies by relying on the credit of the client's customers, not the credit of the client. Extensive credit research reduces a significant (although not all) possible losses through the failure of the ultimate customer to pay the factored invoices.

         PBCI was started in July of 1993 by Trevor Morgan who has more than twenty five years experience lending to business. PBCI has a staff of seasoned lenders and accounts receivable professionals.

         On December 17, 1999 management decided to sell or otherwise dispose of this segment of the business (see note 15 to the financial statements).

THE MARKET

         Prairie's target market is new companies with a brief history of selling a proven product without sufficient history or credit worthiness to obtain standard banking financing. PBCI fills this short term void. Client longevity with Prairie has been six months to three years. PBCI's clients either achieve enough success to be bankable or have sufficient internal cash. Factoring is particularly attractive to fast growing young companies who do not want to, or cannot raise equity to fund a growth surge. New business is usually obtained through referrals from banks, attorneys, accountants and other business professionals. Some new business has come from replies to our web page.

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

FINANCIAL CONDITION

         Prairie Business Credit, Inc. was sold to prior management as of January 31, 2000.


FIRST NATIONAL FINANCE CORP. (FNFC)

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

         The Corporation obtained approximately $3.5 million dollars of assets ($2.9 million liquid short-term) with the issuance of preferred stock in FNFC and Call Options. Included in the short term assets are loans receivable, interest and cash. (See Financial Statements, Note 14 "Continuing Operations, Acquisitions and Subsequent Events").

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

         During 1998 FNFC financed certain old time successful television shows which were being released on VHS and DVD. These loans were for six months or less and secured by a library of established television shows previously converted to video tape or DVD.

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

EMPLOYEES

         As of December 31, 1999 FNFC has no employees and has a management agreement for all services with First National Entertainment Corp.

PROPERTIES

         The Company shares space with its parent in a leased office which has an annual lease ending December 31, 2003.


FIRST NATIONAL ENTERTAINMENT CORP. (THE CORPORATION)

TURNAROUND PLAN & SUBSEQUENT EVENTS

         The corporation continues to follow a Business Turnaround Plan developed in 1997, when the new management team led by Chairman Mr. Charles Nootens was established. At that time it was determined that the company had primary assets of a large shareholder base on the OTC Market and a tax-loss carry-forward of approximately $31,000,000.

         The Plan consisted of two major parts - establish and expand a financial services business primarily in bridge loans and accounts receivable factoring while re-establishing a viable general entertainment division. In 1998 and early 1999 the Corporation has completed two acquisitions toward these goals with the addition of Mr. Peter Keefe (now Equator Entertainment) and Prairie Business Credit, Inc. (See Financial Statements, Note 14 "Continuing Operations, Discontinued Operations, Acquisitions, and Subsequent Events").

ITEM 2 - PROPERTIES

         The Corporation's principal executive offices are currently being relocated to 6516 W. North Avenue, Suite 200, Chicago, Illinois 60707, (630) 971-9924. The Company leases approximately 1000 square feet of office space in an executive office building. The lease expires on December 31, 2003.

         In addition, the FNVC leases two stores for its video operation with varying length of lease ending dates. (See Financial Statement, Note 12 "Leases").

         The corporation anticipates establishing a sales and marketing office for Equator Entertainment in the Los Angeles area during the year 2000.

ITEM 3 - LEGAL PROCEEDINGS

         In the ordinary course of its business, the Corporation is from time to time threatened with or named as a defendant in various lawsuits. The Corporation is not currently involved in any material litigation. (See Financial Statement, Note 13 "Commitments and Contingencies").

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


                                            High               Low
                                            ----              -----
For the year ended 12/31/99                 $0.05             $0.01


         As of March 1, 2000, the Corporation had an estimated 3,500 shareholders of record. The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend on its Common Stock in the foreseeable future.

         On October 6, 1996 the Corporation's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of Warrants from its Private Placement of 1,260,000 of the Corporation's common stock in December 1995. These 1,260,000 Warrants originally entitled the holders to purchase an additional share each of the Corporation's common stock at a price of $1.00 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension at the same price until December 31, 1998 for no additional consideration or an extension until December 31, 1999 at a share price of $.15 for additional consideration of $.05 per Warrant or an extension until December 31, 2000 at a share price of $.05 for additional consideration of $.10 per Warrant. The Board approved an extension of an additional year until December 31, 2000 and 2001 respectively.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Not every asset or subsidiary is worth holding on to since it may have poor operating results and or inadequate growth potential. With these parameters in mind, the Board ordered the sale or closing of the video store chain, improved control of bridge loans and the sale of Prairie Business Credit, Inc., back to the former owner.

         Many times we are excited about expanding revenue, however when profits and positive cash flow from such growth are not available for long term growth or investment in new innovative products it is time to return to the basic business plan established when the current management group assumed daily operations of the corporation. To that end the Board has pledged to stay fiscally responsible, improve our operating margins and generate net income for the year 2000.

         The video stores have failed to meet profit goals for each quarter since their purchase. Despite an outstanding effort by its employees to add customer friendly services and a pay per view agreement for videos the competition from the largest chain appears insurmountable. The subsidiary is being treated as a discontinued operation. Currently, a sales agreement is in place to sell two of the remaining stores.

         First National Finance Corporation's loan portfolio suffered some severe problems as the company had to seize a number of properties for failure to meet obligations on the part of the borrowers. Many of the properties needed rehab completion in order to be sold. The Company has completed and sold several properties and has a plan to complete and sell the remaining inventory by May 31, 2000. The need remains strong for this bridge loan business into the foreseeable future and with new contracts the subsidiary should be profitable in 2000.

         Prairie Business Credit, Inc. acquired in 1999 failed to meet revenue and income projections. In addition, management style differences created a business climate which was not conducive to future growth. The subsidiary is being treated as a discontinued operation for accounting purposes. The Corporation concluded the sale of this subsidiary in the first quarter of 2000. The majority of these sales will be used to reduce the shareholder's loans.

         Equator Entertainment experienced a year of progress in establishing relationships which point to a bright future. Two such agreements have been established with Egmont Imagination for a joint alliance focusing on technical and marketing activity in North America and with Mr. David Dortort of Bonanza to develop a possible return of the classic television show in some format yet to be determined.

         In the year ahead, management intends to focus on three core areas of the turnaround business plan. Significant improvements in control strategy of bridge loans, continued support of the entertainment business through Equator Entertainment and pursuit of profitable companies in order to generate net income from our tax loss asset.

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

NET OPERATING REVENUE

         Net operating revenue from continuing operations amounted to $475,097 for the year ended December 31, 1999 compared to an amount of $813, 374 for the prior year.

OPERATING EXPENSES

         Operating expenses from continuing operations amounted to $1,351,440 versus $680,931 for the prior year.

OPERATING LOSS

         The loss from continuing operations of $1,330,483 as compared to income of $43,455 for 1999. In addition, an extremely poor performance in the loan portfolio requiring foreclosure on several properties resulting in significantly reduced revenue resulted in a higher than anticipated loss.

DISCONTINUED OPERATIONS

         The loss from discontinued operations amounted to $437,558 during 1999. This amount pertains to the First National Video Corp. and Prairie Business Credit and amounted to a loss of $(.02) per share. (See Note 14 - "Continuing Operations, discontinued operations, acquisitions, and subsequent events).

INCOME TAXES

         No income tax effect for the year ended December 31, 1999. The corporation is limited in its annual utilization of loss carrryforwards under IRC Section 382. "Limitation of Net Operating Loss Carryforwards", based on certain changes in ownership. (See Financial Statement, Note 10 "Income Taxes").

NET LOSS

         Net loss of $1,768,041 for the year compared to $320,963 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Corporation has financed its operations through cash generated by operating activities and through external financing, including sale of warrants, bank credit, and private placement of lines of credit and shareholder loans.

         The corporation believes that its cash balance, funds from operations and planned line of revolver credit along with shareholder financial support to be sufficient to fund the operation of corporate management and growth for the next twelve months.

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



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 9 - DIRECTORS AND  EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the Executive Officers and Directors of the Board for the Corporation, their ages, positions held with the Corporation and term of service as Director of the Corporation, as of December 31, 1999.

---------------------------------------------------------------------------------------------------------
                                                                                   PERIODS OF SERVICE AS
       NAME                      AGE      POSITIONS HELD WITH CORPORATION          CORPORATION DIRECTOR
---------------------------------------------------------------------------------------------------------
Charles E. Nootens               58       Chairman of the Board of Directors       April 1997 to Present
                                          President                                June 1997 to Present
---------------------------------------------------------------------------------------------------------
Geoffrey W. McGrath              27       Director                                 March 1997 to Present
---------------------------------------------------------------------------------------------------------
Kenneth E. Scipta                59       CEO, Secretary and Director              June 1997 to Present
---------------------------------------------------------------------------------------------------------
Peter Keefe                      47       Director                                 July, 1998 to Present
---------------------------------------------------------------------------------------------------------

         Kenneth E. Scipta was appointed CEO by the Board effective August 1, 1997. On September 10, 1997 Mr. Scipta replaced Mr. McGrath as Secretary.

         All Directors serve until the next annual meeting of stockholders and the concurrent election of directors. All officers serve at the pleasure of the Board of Directors. No Director holds directorships in other reporting companies.

         On September 10, 1997, a stock program was approved to option 300,000 shares to each board member earned monthly over 36 months. At December 31, 1999, 966,000 shares have been issued.

BUSINESS EXPERIENCE OF NOMINEES AND EXECUTIVE OFFICERS


CHARLES E. NOOTENS - Mr. Nootens (age 58) is the Chairman of the Board, President and a Director of FNAT. He is also President and sole director of FNFC and a director of FNET. Prior to joining the Company, he was President and primary stockholder of Shiloh Inc., which was engaged in a business similar to FNFC. Prior thereto, he was President of American Energy Management, Inc., which he founded in 1987 and sold in 1995. Mr. Nootens is a graduate of the University of Chicago (A.B. 1963 and MBA 1964). He majored in accounting and worked as an auditor for Arthur Andersen & Co. prior to founding American Energy Management, Inc.

KENNETH E. SCIPTA - Mr. Scipta (age 59) is the CEO, Director, and Secretary of FNAT. Prior to joining the Company, he was President and Board Member of Mid-West Spring Manufacturing Company, one of the five largest spring companies in the USA. During his twenty years with the company he served as Vice President of Finance and Vice President of Sales & Marketing. Mr. Scipta is a CPA and initially worked as an auditor with Ernst & Young. He is a graduate of St. Joseph's College, Indiana (BA - 1966).

GEOFFREY W. MCGRATH - Mr. McGrath (age 27) is a Director and Secretary of FNAT. He is also a Vice President and Director of NHI, where he is responsible for NHI's investment in FNAT as well as certain other investments in the NHI portfolio. He is a graduate of the University of Illinois, Champaign-Urbana (BA
- 1997).

PETER KEEFE - Mr. Keefe (age 47) is a Director of FNAT. He is the Managing Director of Equator Entertainment. Prior to joining the company, he was President of Peter Keefe Productions, a global television production & merchandise licensing consulting company. Prior there to he was the Managing Director of Zen Entertainment (1994-1996), a Managing Partner of Zodiac Entertainment (1989-1994) and the Senior Vice President at World Events Productions (1980-1989). He has created, produced and successfully marketed several US & International hit children's and family entertainment series including Voltron, which generated over 100 million dollars in earnings.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid during the last three fiscal years to the Company's executive officers and directors.

                         Annual Compensation                Long-Term Compensation
                         -------------------                ----------------------
                    Fiscal                 Other        Restricted    Securities
Name and            Year &                 Annual         Stock       Underlying          All Other
Principal Position   1999    Salary    Compensation       Awards    Options/SARs(#)     Compensation
------------------- ------  --------   ------------     ---------   ----------------    ------------
Charles E. Nootens   1998   $ 32,813   $  1,000(a)        $  0           0                     0
President            1999   $ 12.500   $  1,100(a)

Kenneth E. Scipta    1998   $ 85,000   $  1,000(a)        $  0           0                     0
CEO, Company         1999   $100,000   $  1,000(a)
Secretary

Peter Keefe          1998   $ 37,500   $    500(a)        $  0           0                     0
Director             1999   $162,500   $  1,100(a)



NOTES:

(a) Mr. Nootens and Mr. Scipta received 100,000 shares each for 1999 and 1998 respectively. Mr. Peter Keefe received 50,000 shares for 1998 and 100,000 for 1999 service.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCK HOLDINGS OF MANAGEMENT

The following table sets forth as of March 31, 2000 all persons known by the Corporation to be a beneficial owner of more than five percent of any class of the Corporation's voting securities and the security ownership in the Corporation or its affiliates, directly or indirectly by all directors and nominees, executive officers and all directors and officers of the Corporation as a group. Unless otherwise stated, the nature of beneficial ownership is that of sole voting power and sole investment power.

 NAME AND ADDRESS OF                  AMOUNT AND NATURE OF        PERCENT
  BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP        OF CLASS(1)

CHARLES E. NOOTENS
477 E.BUTTERFIELD RD.,                   840,994(6)                4.3%
STE.307, LOMBARD, IL 60148            24,200,000(2)

KENNETH E. SCIPTA
477 E. BUTTERFIELD RD.,                  500,450(6)                2.6%
STE. 307, LOMBARD, IL 60148              800,000(3)
GEOFFRY MCGRATH
NIMBUS HOLDINGS, INC                     893,000(4),(5),(6)        4.6%
943 EDGEMERE CT                        4,300,000
EVANSTON, IL 60202

PETER KEEFE
29050 WAGON RD                           250,000(6),(7)            1.3%
AGOURA HILLS, CA                         100,000

TREVOR MORGAN
221 W. JEFFERSON AVE                     100,000                    .5%
NAPERVILLE, IL 60540

(1) Calculated based upon 19,437,458 shares of Common Stock issued and outstanding as of the Record Date of March 31, 2000. In addition to its Common Stock, the Corporation had outstanding as of March 31, 2000, 29,325,000 Options and Warrants to purchase one share of common stock, $0.005 par value each. None of the holders of the Warrants are entitled to vote, receive dividends, receive notices of meetings or to any other shareholder rights on account of the Warrants prior to exercise thereof.

(2) Of the options and warrants owned, 200,000 of these shares represent shares that may be purchased on existing warrants at $.05 per share (See Financial Statements, Note 11 "Shareholders' Equity"), and an additional 22,400,000 options at $0.10 each. Purchased 800,000 warrants from participant in the 1997 offering. Received 500,000 options @ .25 for 1998 and 1999 respectively for employer compensation. (See Financial Statements, Note 14 "Continuing Operations, Acquisitions, and Subsequent Events").

(3) Call pack options of Scipta (800,000) and Nimbus (4,300,000) at a cost of $.025 each to acquire shares at $0.10 each. (See Financial Statements, Note 14 "Continuing Operations, Acquisitions, and Subsequent Events")

(4) Geoffry McGrath owns 2.6% of the shares and serves as Vice President and Director of Nimbus Holdings. Accordingly, Mr. McGrath may be deemed to beneficially own the shares of Common Stock held by Nimbus Holdings.

(5) Of the shares beneficially owned, 600,000 of these shares represent shares that may be purchased upon exercise of warrants at $.15 per share. (See Financial Statements, Note 11 "Shareholders' Equity").

(6) Common Stock for Board Service, Nootens (275,000), McGrath-Nimbus (283,000), and Scipta (258,000), Peter Keefe (150,000). (See Financial Statements, Note 11 "Shareholders' Equity").

(7) Peter Keefe obtained 150,000 shares and Trevor Morgan obtained 100,000 shares in the acquisition of the assets of their companies. In addition Mr. Keefe received 100,000 warrants to obtain one common share at $.25 per share.

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

3.2* By-laws approved and adopted March 30, 1989. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

4.1* Instruments Defining Rights of Security Holders, Class A and Class B Common Stock Purchase Warrants. (Incorporated by reference to the Registration Statement on Form S-18, declared effective on 9/19/89, SEC Reg. No. 33-30153-B)

10.1*          1993 Non-Statutory Stock Option Plan, April 1, 1993.
               (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.2* 1993 Incentive Stock Option Plan, April 1, 1993. (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.3* Employment Agreement with Jeffrey S. Schwaber dated March 26, 1993. (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.4* Employment Agreement and option with Rick D. Busby dated January 15, 1993. (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.5* Milton Verret Stock Purchase Arrangement of December 1, 1991 (Written Summary). (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.6* Continental Capital & Equity Corp. Advertising Consulting Agreement dated March 5, 1993 and Agenda of May 11, 1993 (Incorporated by reference to Exhibit 10.6 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.7* Television Distribution Agreement with Technovision Industries, Inc. dated March 16, 1993 (Incorporated by reference to Exhibit
               10.7 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.8* Letter Agreement and Amendment Agreement with Entertainment Marketing & Communications International dated February 3, 1992 and June 15, 1993, respectively (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.9* Agreement with American Softworks Corporation dated June 17, 1993. (Incorporated by reference to Exhibit 10.9 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

10.10*         Agreement with Worldvision Enterprises Inc. dated July 16, 1993.
               (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report of Form 10-K for the year ended June 30, 1993, Commission File No. 0-18866)

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

REPORTS ON FORM 8-K DURING THE LAST QUARTER

         On December 8, 1999 the Company filed on Form 8-K that FNAT's wholly owned subsidiary Equator Entertainment has entered into a strategic alliance with Egmont Imagination, a member of the Egmont Group of Companies.

         This cross Atlantic alliance provides cross regional access to the American and European entertainment markets. This alliance focus is on the creation, financing, production and distribution of commercially competitive, content driven, family entertainment for all media applications.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 17, 2000

                                              FIRST NATIONAL ENTERTAINMENT CORP.



                                              By: /s/ Charles E. Nootens
                                                 -------------------------------
                                                 Charles E. Nootens
                                                 President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       SIGNATURE                     TITLE                             DATE
       ---------                     -----                             ----
/s/ CHARLES E. NOOTENS     CHAIRMAN, PRESIDENT,                    April 17, 2000
------------------------                                           ---------
CHARLES E. NOOTENS

/s/ KENNETH E. SCIPTA      CHIEF EXECUTIVE OFFICER, DIRECTOR       April 17, 2000
------------------------                                           ---------
KENNETH E. SCIPTA

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.      Description                                                    Comment
-----------      -----------                                                    -------
3.1 *            Articles of Incorporation, as amended                          Restated as Amended
3.1.1*           Articles of Amendment to the Articles of Incorporation         Adopted October 28, 1994 (Filed concurrently)
3.2 *            By-laws                                                        By-laws see Note 1
4.1 *            Instruments Defining Rights of Security Holders                Class A & B Warrants
10.1 *           Non-Statutory Stock Option Plan                                April 1, 1993
10.2 *           Incentive Stock Option Plan                                    April 1, 1993
10.3 *           Employment Agreement with Jeffrey Schwaber                     March 26, 1993
10.4 *           Employment Agreement with Rick Busby                           January 15, 1993
10.5 *           Stock Purchase Agreement with Milton Verret                    December 1, 1991
10.6 *           Continental Capital & Equity Agreement                         March 5, 1993 and Addenda May 11, 1993
10.7 *           Technovision Agreement                                         March 16, 1993
10.8 *           Entertainment Marketing & Communications Agreement             February 3, 1992 and June 15, 1993
10.9 *           American Softworks Agreement                                   June 17, 1993
10.10 *          Worldvision Agreement                                          July 16, 1993
10.11*           Employee Stock Purchase Plan                                   January 22, 1994
10.12*           Worldvision Agreement, as amended                              April 13, 1994 and May 23, 1994
10.13*           Stylus Records Founder's Agreement                             April 15, 1994
10.14*           Technovision Agreement, as amended                             June 10, 1994
10.15 *+         Employment Agreement with Stephen J. Denari                    May 10, 1995 (Filed concurrently)
10.16*+          Non-Qualified Stock Option Grant Agreement with                June 26, 1995 (Filed concurrently)
                   Eugene E. Denari, Jr.
10.17*+          Non-Qualified Stock Option Grant Agreement with                June 26, 1995 (Filed concurrently)
                   Stephen J. Denari
10.18*           Promissory Note from Milton J. Verret                          July 14, 1995 (Filed concurrently)
10.19*           Distribution Agreement with SeaGull Entertainment, Inc.        October 4, 1995 (Filed concurrently)
10.20*           Amendment to Promissory  Note and  Collateral  Agreement with  July 14, 1995
                   Milton Verret
10.21*           Option agreement with Viviene Crowe                            September 14, 1996
16.1*            Letter from previous auditor                                   June 30, 1994
21.1*            Subsidiaries of the Registrant, as amended                     Restated as Amended


* Previously filed with the Commission.

+ Constitutes agreement or plan relating to employment or employee benefits.

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES

                                Lombard, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                                Lombard, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



                                    CONTENTS






REPORT OF INDEPENDENT AUDITORS............................................   1


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS..........................................   2

     CONSOLIDATED STATEMENTS OF OPERATIONS................................   3

     CONSOLIDATED STATEMENTS OF CASH FLOWS................................   4

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT.....................   6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................   7

                              [CROWE CHIZEK LOGO]


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
First National Entertainment Corp.
  and Subsidiaries
Lombard, Illinois


We have audited the accompanying consolidated balance sheets of First National Entertainment Corp. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows, and shareholders' deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Entertainment Corp. and Subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 2 to the consolidated financial statements, the Company receives significant financial support from one of the shareholders and the Company is dependent upon the continuance of such financial support.


                                            /s/ Crowe, Chizek and Company LLP

                                            Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 17, 2000

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                               December 31,
                                                       ------------------------------
                                                           1999              1998
                                                           ----              ----
ASSETS
Cash                                                   $     60,123      $    117,465
Loans receivable, less allowance for loan losses
  of $50,000 and $23,000 at December 31, 1999
  and 1998, respectively                                  1,020,586         2,157,565
Other real estate owned, less allowance for losses
  of $125,000 and $127,000 at December 31, 1999
  and 1998, respectively                                  1,311,122           911,280
Notes receivable, less allowance for uncollectible
  notes of $125,000 at December 31, 1999                    126,000           909,380
Interest receivable                                         118,380            87,582
Real estate held for development                              9,000             9,000
Furniture and fixtures and equipment, net                    12,035            19,873
Other assets                                                 11,800            31,793
Net assets of discontinued operations                       345,161              --
                                                       ------------      ------------

                                                       $  3,014,207      $  4,243,938
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
     Short-term debt                                   $  3,113,050      $  2,073,984
     Accounts payable                                        30,173            24,238
     Accrued expenses                                       302,643           215,181
     Net liabilities of discontinued operations                --             292,903
                                                       ------------      ------------
         Total liabilities                                3,445,866         2,606,306

Minority interest in consolidated subsidiary
  (entitled in liquidation to $3.5 million)               2,788,968         2,788,968

Shareholders' deficit
     Preferred stock, $.0001 par value
       authorized 10,000,000 shares, no shares
       issued and outstanding                                  --                --
     Common stock, $.005 par value; authorized,
       100,000,000 shares                                    95,190            92,690
     Paid-in capital                                     27,260,741        27,258,241
     Accumulated deficit                                (30,576,558)      (28,502,267)
                                                       ------------      ------------
         Total shareholders' deficit                     (3,220,627)       (1,151,336)
                                                       ------------      ------------

                                                       $  3,014,207      $  4,243,938
                                                       ============      ============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                Year Ended
                                                                December 31,
                                                        -----------------------------
                                                             1999            1998
                                                             ----            ----
Operating revenues
     Interest and fees on loans                         $    475,097     $    813,374

Operating expenses
     Marketing, selling, and royalties                        31,487            2,356
     General and administrative                            1,319,953          373,448
     Loss on real estate held for development                   --            216,000
     Other                                                      --             89,127
                                                        ------------     ------------
                                                           1,351,440          680,931
                                                        ------------     ------------


INCOME (LOSS) FROM OPERATIONS                               (876,343)         132,443

Other income (expense)
     Other                                                  (134,230)          44,294
     Interest expense                                       (319,910)        (133,282)
                                                        ------------     ------------
                                                            (454,140)         (88,988)
                                                        ------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  (1,330,483)          43,455

Discontinued operations
     Loss from operations of Prairie Business
       Credit, Inc. (Note 14)                               (123,165)            --
     Loss from operations of First National
       Video Corp. (Note 14)                                (204,035)        (370,118)
     Loss on disposal of First National Video Corp.,
       including provision of $76,000 for operating
       losses during phaseout period (Note 14)              (110,358)            --
     Gain on disposal                                           --              5,700
                                                        ------------     ------------
                                                            (437,558)        (364,418)
                                                        ------------     ------------

Net loss                                                  (1,768,041)        (320,963)

Dividends on preferred stock of subsidiary                  (306,250)        (402,245)
                                                        ------------     ------------

Net loss allocated to common shareholders               $ (2,074,291)    $   (723,208)
                                                        ============     ============

Net loss allocated to common shareholders per share
     Loss from continuing operations                    $       (.09)    $       (.02)
     Discontinued operations                                    (.02)            (.02)
                                                        ------------     ------------

         Net loss allocated to common shareholder
           per share                                    $       (.11)    $       (.04)
                                                        ============     ============

Weighted average shares outstanding                       18,588,965       18,413,020
                                                        ============     ============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                    Year Ended
                                                                                    December 31,
                                                                            ----------------------------
                                                                                1999             1998
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $(1,768,041)     $  (320,963)
    Adjustments to reconcile net loss to net cash
      used in operating activities
       Gain on disposal of subsidiaries                                            --             (5,700)
       Loss on disposal of furniture and equipment                                  228           18,000
       Loss on real estate held for development                                    --            216,000
       Stock issued for services and compensation, net                            5,000            6,000
       Provision for loans and notes receivable losses                          150,000          113,000
       Amortization and depreciation                                              6,339            4,095
       Increase (decrease) in cash caused by change in assets and liabilities, net of effects from acquisitions and divestitures
          Loans receivable                                                    1,109,979         (285,167)
          Other real estate owned                                              (397,842)        (911,280)
          Interest receivable                                                   (30,798)          59,423
          Accounts payable                                                        5,935         (448,977)
          Other assets                                                           19,993          (10,790)
          Other liabilities                                                      36,420          (90,407)
          Discontinued operations
              First National Video Corp.                                        201,641           83,010
              Prairie Business Credit, Inc.                                     (89,655)            --
                                                                            -----------      -----------
                 Net cash used in operating activities                         (750,801)      (1,573,756)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of furniture, fixtures, and equipment                            (1,729)        (134,638)
    Cash received from escrow                                                      --            500,000
    Notes receivable                                                               --           (783,380)
    Proceeds from sale of asset                                                   3,000             --
    Cash received from sale of real estate held for development                    --            208,000
    Cash paid for real estate development property                                 --             (9,000)
    Discontinued operations                                                        --            (28,269)
                                                                            -----------      -----------
       Net cash provided by (used in) investing activities                        1,271         (247,287)

CASH FLOWS FROM FINANCING ACTIVITIES
    Cancellation of warrants                                                       --            (20,000)
    Loans from shareholder                                                    1,039,066          700,288
    Proceeds from borrowings on notes                                              --          1,158,333
    Principal payments on notes                                                    --            (58,333)
    Dividends paid on preferred stock of subsidiary                            (255,208)        (402,245)
    Discontinued operations                                                     (91,670)         341,667
                                                                            -----------      -----------
       Net cash provided by financing activities                                692,188        1,719,710
                                                                            -----------      -----------

Decrease in cash                                                                (57,342)        (101,333)

Cash and cash equivalents at beginning of period                                117,465          218,798
                                                                            -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    60,123      $   117,465
                                                                            ===========      ===========

--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                      Year Ended
                                                                      December 31,
                                                                -----------------------
                                                                    1999        1998
                                                                -----------------------
Supplemental schedule of noncash investing activities

    Note received in exchange for sale of real estate held
      for development                                                        $  126,000
                                                                             ==========

Supplemental schedules of cash flow information
    Interest paid                                               $  249,251   $  102,348












--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

--------------------------------------------------------------------------------

                                          Common Stock
                                   -------------------------
                                     Number                       Additional
                                       of                           Paid-in        Accumulated
                                     Shares        Amount           Capital          Deficit           Total
                                     ------        ------           -------          -------           -----
Balance at January 1, 1998         18,672,458    $    93,365   $   27,271,566    $  (27,779,059)  $    (414,128)

Issuance of common stock
  for professional fees and
  employee compensation               600,000          3,000            3,000                 -           6,000

Cancellation of warrants
  and return of cash                        -              -          (20,000)                -         (20,000)

Cash dividends on
  preferred stock of
  subsidiary                                -              -                -          (402,245)       (402,245)


Net loss                                    -              -                -          (320,963)       (320,963)

Cancellation of stock related
  to disposal of subsidiaries        (735,000)        (3,675)           3,675                 -               -
                               --------------    -----------   --------------    --------------   -------------


Balance at December 31, 1998       18,537,458         92,690       27,258,241       (28,502,267)     (1,151,336)

Issuance of common stock
  for professional fees and
  employee compensation               500,000          2,500            2,500                 -           5,000

Cash dividends on preferred
  stock of subsidiary                       -              -                -          (306,250)       (306,250)

Net loss                                    -              -                -        (1,768,041)     (1,768,041)
                               --------------    -----------   --------------    --------------   -------------


Balance at December 31, 1999       19,037,458    $    95,190   $   27,260,741    $  (30,576,558)  $  (3,220,627)
                               ==============    ===========   ==============    ==============   =============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 1 - BUSINESS DESCRIPTION

The Company's business has historically been the acquisition, distribution, and marketing of high-quality entertainment properties targeted at the family market in film and other media. Beginning in May 1997, the Company embarked on a diversification program.

First National Finance Corp. was formed for the purpose of extending credit primarily to developers and redevelopers of real estate and to producers, inventors, authors, and syndicators of media software and similar entertainment and intellectual properties in the form of short-term, high-yield bridge loans (typically in the range of $25,000 to $100,000).

On April 28, 1998, First National Video Corp. was established when the Company acquired all of the assets and operating rights to six retail video stores in the Chicago area. The transaction was accounted for as a purchase. On October 18, 1999, the Company entered into a plan to dispose of all the video stores (see Note 15).

As of January 1, 1999, Prairie Business Credit, Inc. was established when the Company acquired all of the assets and operating rights of a business whose primary function was the factoring of various companies' accounts receivable. The transaction was accounted for as a purchase. On December 17, 1999, management decided to sell or otherwise dispose of this segment of the business (see Note 15).


NOTE 2 - MANAGEMENT'S FUTURE PLANS

The Company incurred a net loss of $1,768,041 during the year ended December 31, 1999 and, as of that date, the Company's total liabilities exceeded its total assets by $3,220,627. The Company has historically incurred operating losses and, at December 31, 1999, has an accumulated deficit of approximately $31,000,000.

The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to satisfy current obligations, its ability to convert short-term obligations into long-term obligations, and the continuing financial assistance of its majority shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has developed a plan to increase profitability in 2000 which includes the following:

- Disposition of Prairie Business Credit, Inc. and First National Video Corp. Combined, these businesses incurred a net loss of $437,558 and $346,118 for the years ended December 31, 1999 and 1998, respectively. Management is expecting to reduce debt by approximately $850,000 as a result of these dispositions.

--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 2 - MANAGEMENT'S FUTURE PLANS (Continued)

- At December, 31, 1999, the Company had other real estate owned, net of allowances for losses of $1,311,122. Management is actively seeking to sell these properties and use the proceeds to revitalize its loan business. Substantially all of the real estate owned at December 31, 1999 represents loans made during the year ended December 31, 1998 and prior.

- During 1999, management improved its loan process by becoming more active in monitoring the progress of the rehabilitation of the properties. Additionally, management has more history on working with specific developers and redevelopers and, as a result, has discontinued doing business with specific unprofitable developers and redevelopers. During the year ended December 31, 1999, management made sixteen new loans of which eight were closed on during the year. Management believes as a result of these actions, this business segment will become more profitable in 2000.

- In efforts to reduce operating expenses, management is in the process of moving its office space to a more economical location and will be reducing its administrative staff.

- Additionally, Equator Entertainment, a wholly-owned subsidiary, which is in the business of marketing and distributing high-quality entertainment properties targeted at the family market, has various alliances in place and is expected to begin generating revenue late in 2000.

- The Company is in the process of negotiating an extension of the terms of its $1,100,000 term note.

- One of the Company's shareholders has provided significant financial support to the Company. The Company has a note payable to the shareholder for $1,802,350 at December 31, 1999. The shareholder has committed not to demand repayment in full on the note and to provide additional support as needed.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First National Entertainment Corp. (a Colorado corporation) and its subsidiaries, Equator Entertainment, First National Finance Corp., and First National Video Corp. (collectively referred to as the "Company"). Effective January 1, 1999, First National Finance Corp. has a wholly owned subsidiary, Prairie Business Credit, Inc., which is also included within the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Real Estate Owned: Real estate acquired in settlement of a loan is carried at the lower of the recorded investment in the property or its fair value. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. At the time of foreclosure, an allowance is established for estimated selling costs. Any subsequent write-downs required by changes in estimated fair value or disposal expenses are provided through this allowance and the provision is charged to operating expense. Carrying costs of such properties, net of related income, and gains and losses on their disposition are charged or credited to operating expense as incurred.

Furniture, Fixtures, and Equipment: Furniture, fixtures, and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years.

Financial Instruments: The Company's financial instruments consist principally of loans receivable and notes payable and are carried at amounts which approximate fair value.

Stock-Based Compensation: Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income (loss) and earnings (loss) per share impacts are provided as if the fair value method had been applied.

Income Taxes: The Company accounts for income taxes using the deferred asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided as temporary differences arise between the basis of asset and liabilities for financial reporting and income tax reporting.

Loss Per Share: Earnings per common share ("EPS") is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Net loss available to common shareholders is calculated by deducting dividends on preferred stock of subsidiary from net loss. Since the Company has experienced net operating losses, the outstanding options and warrants to purchase common stock have an anti-dilutive effect. Therefore, options and warrants were not included in computing dilutive loss per share.

--------------------------------------------------------------------------------

                                   (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification: Certain amounts in the financial statements for the year ended December 31, 1998 have been reclassified to conform to the December 31, 1999 presentation.


NOTE 4 - ALLOWANCE FOR LOSSES

Activity in the allowance for loan losses for the years ended December 31, 1999 and 1998 is as follows:

                                                        1999           1998
                                                        ----           ----


     Balance, beginning of year                     $     23,000    $         -
     Provision for losses                                 27,000         23,000
                                                    ------------    -----------

         Balance, end of year                       $     50,000    $    23,000
                                                    ============    ===========

During 1999 and 1998, the Company foreclosed on various loans resulting in other real estate owned of $1,311,122 and $911,280 at December 31, 1999 and 1998. Activity in the allowance for loan losses to record these properties at the lower of cost or net realizable value at December 31, 1999 and 1998 is as follows:
                                                        1999            1998
                                                        ----            ----

     Balance, beginning of year                     $    127,000    $    37,000
     Provision (recoveries) for losses                    (2,000)        90,000
                                                    ------------    -----------

         Balance, end of year                       $    125,000    $   127,000
                                                    ============    ===========


NOTE 5 - NOTES RECEIVABLE

Notes receivable at December 31, 1999 and 1998 are as follows:

                                                            December 31,
                                                            ------------
                                                        1999           1998
                                                        ----           ----
     Advances to Prairie Business Credit, Inc.
     (Note 1) that were converted to equity
     in 1999. The note is collaterized by the
     assignment of certain accounts receivable
     under a factoring agreement.                   $          -    $   658,380



--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 5 - NOTES RECEIVABLE (Continued)

                                                                        December 31,
                                                               ----------------------------
                                                                    1999            1998
                                                                    ----            ----
     10% note due January 1, 2000, convertible to a
     21% ownership in a travel company at the
     option of the Company's management.                       $     125,000    $   125,000

     10% note due May 1, 2000, secured by real estate.               126,000        126,000
                                                                ------------    -----------
                                                                     251,000        909,380

     Less allowance for uncollectible notes                          125,000              -
                                                                ------------    -----------
                                                                $    126,000    $   909,380
                                                                ============    ===========

NOTE 6 - AMORTIZATION OF FILM INVENTORY

Amortization of capitalized film property costs was computed using the individual-film-forecast computation method as promulgated under SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." At June 30, 1996, the Company intended to amortize the remaining unamortized film costs for its Happily Ever After property over the next five years, subject to future market conditions altering this accounting estimate. At December 31, 1997, a review and analysis of the film's net realizable value resulted in a charge to income of $490,000.


NOTE 7 - FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consisted of the following at December 31, 1999 and 1998:

                                                                    1999            1998
                                                                    ----            ----
     Office equipment                                           $     17,395    $    27,483
     Furniture and fixtures                                           11,070          3,377
                                                                ------------    -----------
                                                                      28,465         30,860
     Accumulated depreciation                                        (16,430)       (10,987)
                                                                ------------    -----------

                                                                $     12,035    $    19,873
                                                                ============    ===========

--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 8 - SHORT-TERM DEBT

Short-term debt consisted of the following at December 31, 1999 and 1998:

                                                                1999             1998
                                                                ----             ----
     8.5% term note, due March 1, 2000.
     Collateralized by substantially all the
     Company's assets, other than First National
     Video Corp.                                            $  1,100,000     $  1,100,000

     Subordinated 18% demand note payable to
     shareholders. Collateralized by substantially
     all of the Company's assets.                              2,013,050          973,984
                                                            ------------     ------------

                                                            $  3,113,050     $  2,073,984
                                                            ============     ============

The Company is in the process of negotiating new terms on the $1,100,000 term note.


NOTE 9 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

The minority interest in consolidated subsidiary consists of shares of $1 par value, variable rate, cumulative, preferred stock issued by First National Finance Corp. At December 31, 1999 and 1998, 3,500,000 shares had been issued at approximately $.80 a share. The liquidation preference of these shares is $3,500,000.


NOTE 10 - INCOME TAXES

The Company had cumulative tax operating loss carryforwards of approximately $24,400,000 million at December 31, 1999. Approximately $200,000 of the operating loss carryforwards expire between 2000 and 2006. The remainder of the net operating loss carryforwards expire as follows:

                 2007                                     $    1,700,000
                 2008                                          6,600,000
                 2009                                          4,800,000
                 2010                                          4,700,000
                 2011                                          2,600,000
                 2012                                          2,600,000
                 2019                                          1,200,000



--------------------------------------------------------------------------------

                                  (Continued)

              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


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

The provision for income taxes is summarized as follows:

                                                           December 31,
                                                           ------------
                                                       1999             1998
                                                       ----             ----

     Expense (benefit) of net operating loss       $   (398,000)   $     52,000
     Deferred taxes                                     (54,000)        (37,225)
     Change in valuation allowance                      452,000         (14,775)
                                                   ------------    ------------

                                                   $          -    $          -
                                                   ============    ============

A reconciliation of the provision for income taxes at the statutory federal income tax rate for continuing operations is as follows:
                                                           Year Ended
                                                           December 31,
                                                           ------------
                                                       1999             1998
                                                       ----             ----

     Tax expense (benefit) at statutory rate       $   (452,000)   $     14,775
     Valuation allowance                                452,000         (14,775)
                                                   ------------    ------------

                                                   $          -    $          -
                                                   ============    ============

Significant components of deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                            ------------
                                                       1999             1998
                                                       ----             ----
     Deferred tax assets
     Net operating loss carryforwards              $  8,552,000    $ 7,880,000
     Reserves and allowances                            365,000        311,000
                                                   ------------    -----------
                                                      8,917,000      8,191,000
     Valuation allowance                              8,917,000      8,191,000
                                                   ------------    -----------

     Net deferred taxes                            $          -    $         -
                                                   ============    ===========

--------------------------------------------------------------------------------
                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

A valuation allowance has been established by the Company due to the uncertainties of the realization of deferred tax assets based on the Company's prior history of tax losses. The valuation allowance increased approximately $726,000 for the year ended December 31, 1999 due to the decrease in net deferred tax assets. Management will continue to re-evaluate the appropriateness of the valuation allowance in future years.

There were no income tax payments in the years ended December 31, 1999 and 1998.


NOTE 11 - SHAREHOLDERS' EQUITY

Preferred Stock: The Company has authorized the issuance of 10,000,000 shares of $.001 par value preferred stock. At December 31, 1999, the Company had not issued any preferred shares.

Common Stock: During the years ended December 31, 1999 and 1998, respectively, the Company issued 500,000 and 600,000 shares for employee compensation and professional fees valued at $5,000 and $6,000.

In the second quarter of 1996, the Company initiated an equity restructuring program in which the Company issued 1,260,000 shares of its common stock (par value $.005) along with warrants to purchase an additional 1,260,000 shares of its common stock (par value $.005) at $1/share. Total proceeds from the offering amounted to $830,000. On October 6, 1996, the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of these warrants. These 1,260,000 warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension until December 31, 1999, at a share price of $.15 for additional consideration of $.05 per warrant or an extension until December 31, 2000, at a share price of $.05 for additional consideration of $.10 per warrant. During the year ended June 30, 1997, warrants for 800,000 shares were extended to December 31, 1999 and warrants for 200,000 shares were extended to December 31, 2000. Additional paid-in capital of $60,000 was received from these transactions for the period ended June 30, 1997. During 1998, certain warrants previously issued in the six-month period ended December 31, 1998 were cancelled and cash of $20,000 was returned. During the years ended December 31, 1999 and 1998, 500,000 and 600,000 warrants, respectively, were issued as part of an executive compensation agreement. The warrants are convertible to common stock at $.25 per share. There were 29,200,000 warrants outstanding at December 31, 1999.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             15.

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

Stock Options: On May 21, 1993, shareholders approved an incentive stock plan which reserved 3,500,000 shares of the Company's common stock for issuance under the 1993 Incentive Stock Option Plan ("ISO") and the 1993 Non-Qualified Stock Option Plan ("NQSO") (collectively referred to as the "1993 Plan"). The 1993 Plan provides incentives to officers, directors, employees, consultants, and advisors in the form of stock options, subject to certain restrictions. The Company's Board of Directors determines the granting of options under the 1993 Plan, including the exercise period, contingencies, vesting periods, and employee qualifications. Options to be issued under the ISO are intended to qualify as "incentive stock options" under Section 422 of the 1986 Internal Revenue Code (the "Code"), as amended. Options granted under the NQSO are subject to fewer restrictions than the ISO and are considered "Non-Statutory Stock Options" as defined in the Code. As of December 31, 1997, 25,000 options had been issued under the 1993 Plan. These options were issued in August 1993 at the exercise price of $1.53 per share. All of the outstanding options were exercisable at December 31, 1999. No options were exercised during the years ended December 31, 1999 and 1998.

Employee Stock Purchase Plan: The Company implemented an Employee Stock Purchase Plan in 1994 which permits substantially all employees to acquire Company common stock. Participating employees may acquire stock at the end of each six-month period (June 30 and December 31 of each year) at a purchase price of 85% of the lower of fair market value at the beginning or end of the period. Employees may designate up to 10% of their base compensation for the purchase of stock under this plan. There were no charges to income in connection with this plan for the years ended December 31, 1999 and 1998.


NOTE 12 - LEASES

The Company occupies certain office facilities and video stores under operating lease arrangements. Under terms of the leases, the Company is responsible for real estate taxes, insurance, and maintenance costs on the facilities. Total rent expense under such arrangements was approximately $401,000, and $278,000 for the years ended December 31, 1999 and 1998, respectively. The leases expire from 1999 through 2003.

Future minimum payments under noncancelable leases as of December 31, 1999 are as follows:

                                            Continuing        Discontinued
                                            Operations         Operations
                                            ----------         ----------

              2000                        $     37,353       $    227,551
              2001                              38,479            212,742
              2002                              19,524            214,440
              2003                                   -            180,870
                                          ------------       ------------

                                          $     95,356       $    835,603
                                          ============       ============


--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company received notice from the Screen Actors Guild that supplemental residuals of 4.5% of the first $1,000,000 and 5.4% of all remaining gross producer receipts are due them. The Company's entertainment counsel is researching the matter to determine whether the Company has a liability related to this matter. As of December 31, 1999, management has determined there is no liability to the Company and believes that if any residuals are due, they are the responsibility of Lou Scheimer and Filmation (the original producer of the film) or its successor in interest.

Contingent Liabilities Against Future Revenues: The Company has agreed to pay compensation to various parties based on gross revenues from the film Happily Ever After as follows:

     Mr. Lou Schiemer, creator and original owner of Happily Ever After:

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

No payments have been made to any of the above parties for the years ended December 31, 1999 and 1998.

The Company is involved in various other legal proceedings arising in the normal course of business. It is the opinion of management that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or on the operations of the Company.



--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 14 - CONTINUING OPERATIONS, DISCONTINUED OPERATIONS,
  ACQUISITIONS, AND SUBSEQUENT EVENTS

Effective June 30, 1997, the Company acquired certain assets from corporations owned by Mr. Charles E. Nootens, Chairman of the Company's Board of Directors, through First National Finance Corp. (FNFC), a wholly owned subsidiary of the Company. FNFC, previously operated by Mr. Nootens, is in the business of extending credit to real estate developers and others at rates substantially higher than conventional real estate and commercial loans. See Note 1.

FNFC issued $3,500,000, principal amount, of preferred stock and 50 call pack options, at $10,000 each, to purchase 20,000,000 shares of First National Entertainment Corp. common stock at $.10 per share in exchange for the assets of Mr. Nootens' business. The acquisition was treated as a purchase and recorded at the fair market value of the assets received.

In September 1997, the Company acquired a Swiss management company having the rights to certain ultraviolet light technology and additional capital contributed by the selling shareholders in exchange for 1,500,000 shares of common stock. Consolidated net loss includes approximately $680,000 attributable to operations of the Swiss company. On July 31, 1998, the Company entered into an agreement to shut down the Swiss operations and transferred ownership to a new company formed by two of the three Swiss shareholders. The two Swiss shareholders returned all their shares and any outstanding warrants to the Company. The net effect of this transaction was to recognize a gain on disposal of approximately $5,700. In addition, the Company received a $270,000 note conditional upon the new company meeting certain performance measurements. The Company charged this note off at December 31, 1998.

As of June 30, 1997, FNFC had issued additional call pack options to purchase an aggregate of 8,000,000 of the Company's common shares. These calls were issued for a consideration of $.02 1/2 per share and entitle the holder to purchase shares at $.10 per share or an aggregate of $800,000. During the six-month period ended December 31, 1997, 20 call pack options were purchased for $200,000.

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


--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 14 - CONTINUING OPERATIONS, DISCONTINUED OPERATIONS,
  ACQUISITIONS, AND SUBSEQUENT EVENTS (Continued)

On October 18, 1999, the Board of Directors voted to sell or otherwise dispose of First National Video Corp. Two stores were closed prior to December 31, 1999. Management anticipates the closing of two additional stores during February and March, 2000 and the sale of two stores to be completed in April, 2000. The consolidated statements of operations and cash flows have been restated to reflect this segment as a discontinued operation. Net liabilities of discontinued video operations at December 31, 1999 have been segregated in the Consolidated Balance Sheet. Summary financial information for First National Video Corp. for the years ended December 31, 1999 and 1998 is as follows:

                                                                               1999             1998
                                                                               ----             ----
         Net sales                                                       $    1,333,477     $    1,060,138
         Operating expenses                                                   1,613,512          1,430,256
                                                                         --------------     --------------
         Loss from operations                                                  (280,035)          (370,118)
         Loss on disposal of business                                           (34,358)                 -
                                                                         --------------     --------------

         Loss from discontinued operations                               $     (314,393)    $     (370,118)
                                                                         ==============     ==============

Net liabilities of First National Video Corp. at December 31, 1999 and 1998 are as follows:

         Cash                                                            $       (3,635)    $       66,518
         Video inventory                                                        102,000            117,333
         Prepaids                                                                38,820             31,581
         Property and equipment                                                  89,538            108,508
         Accounts payable                                                      (184,378)          (147,646)
         Notes payable                                                         (250,000)          (341,667)
         Accrued expenses                                                      (195,219)          (127,530)
                                                                         --------------     --------------

         Net liabilities of discontinued operations                      $     (402,874)    $     (292,903)
                                                                         ==============     ==============

During June of 1998, the Company formed a new subsidiary, Equator Entertainment, Inc. (EEI), and hired Mr. Peter Keefe as president. EEI's main business is the creation, production, and distribution of a children's television program series.

On February 4, 1999, the Company purchased all the assets and the rights to the name of the Prairie Business Credit, Inc. by converting the advance described in
Note 5, issuance of 100,000 shares of common stock, and other consideration for a total purchase price of $1,037,000. The transaction was treated as a purchase and recorded at the fair market value of the assets received. The new business was established as a wholly-owned subsidiary of FNFC and operated under the name of Prairie Business Credit, Inc. This new entity is engaged in factoring accounts receivable.


--------------------------------------------------------------------------------

                                   (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 14 - CONTINUING OPERATIONS, DISCONTINUED OPERATIONS,
  ACQUISITIONS, AND SUBSEQUENT EVENTS (Continued)

On December 17, 1999, the Board of Directors decided to sell Prairie Business Credit, Inc (PBCI). The consolidated statements of operations and cash flows have been presented to reflect this segment of the business as a discontinued operation. The assets at December 31, 1999 have been segregated in the Consolidated Balance Sheet. PBCI was sold effective January 1, 2000 and no costs were incurred related to its disposal. Summary financial information for PBCI for the year ended December 31, 1999 is as follows:

                  Commissions                                      $    276,472
                  Operating expenses                                    409,173
                                                                   ------------
                  Loss from operations                                 (132,701)
                  Other income                                            9,536
                                                                   ------------

                  Loss from discontinued operations                $   (123,165)
                                                                   ============

Net assets of Prairie Business Credit at December 31, 1999 are as follows:

                  Cash                                             $      9,552
                  Factored receivables, net                             806,716
                  Prepaids                                                  169
                  Property and equipment                                 37,478
                  Intangibles                                            44,044
                  Accounts payable                                       (2,040)
                  Accrued expenses                                     (147,884)
                                                                   ------------

                  Net assets of discontinued operations            $    748,035
                                                                   ============


NOTE 15 - SEGMENT INFORMATION

The Company has reportable segments: finance and entertainment. The finance segment derives its revenues from short-term, high-yield bridge loans and commissions related to the factoring of accounts receivable. The entertainment segment is in the process of creating, acquiring, distributing, and marketing of high-quality family entertainment.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from continuing operations.



--------------------------------------------------------------------------------

                                  (Continued)

               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 15 - SEGMENT INFORMATION (Continued)

The Company's reportable segments are strategic business units that offer different products and services. Segment disclosures are on a performance basis consistent with internal management reporting. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates which approximate cost. Remaining costs, if any, are not allocated to revenue segments. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above, and may not be presented in accordance with generally accepted accounting principles. Summarized financial information concerning the industry segments in which the Company operated for the periods ended December 31, 1999, December 31, 1998, and December 31, 1997 are as follows:

                                                                     Finance      Entertainment        Totals
                                                                     -------      -------------        ------
   December 31, 1999
       Revenues from external customers                          $    755,712     $         -      $    755,712
       Intersegment revenues                                          205,485               -           205,485
       Segment loss                                                  (272,843)       (407,324)         (680,167)
       Segment assets                                               4,794,578         915,523         5,710,101

    December 31, 1998
       Revenues from external customers                               813,374               -           813,374
       Intersegment revenues                                           58,561               -            58,561
       Segment profit                                                 123,806         326,139           449,945
       Nonrecurring gains (expenses)
          Loss on sales of real estate held for development          (216,000)              -          (216,000)
       Segment assets                                               5,179,155         692,000         5,871,155

                                                                          December 31,
                                                                          -----------
                                                                    1999             1998
                                                                    ----             ----
   Segment profit (loss)
       Total profit or loss for  reportable segments           $     (680,167)    $   449,945
       Elimination of intersegment revenues                            92,063          36,931
       Unallocated expenses                                          (742,379)       (443,421)
                                                               --------------     -----------

                                                               $   (1,330,483)    $    43,455
                                                               ==============     ===========

    Identifiable assets
       Total identifiable assets for  reportable segments       $   5,710,101    $  5,871,155
       Elimination of intersegment assets                          (3,054,674)     (1,675,878)
       Unallocated assets                                              13,619          48,661
                                                                -------------    ------------

                                                                $   2,669,046    $  4,243,938
                                                                =============    ============



--------------------------------------------------------------------------------

                                  (Continued)
                                                                             21.