Form 10QSB
period 2000-03-31
FIRST NATIONAL ENTERTAINMENT CORP
filed 2000-06-05
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

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

                                 (773) 237-7460
                  --------------------------------------------
              (Registrant's telephone number, including area code)




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

As of March 31, 2000 the registrant had outstanding 19,437,458 shares of its $.005 par value Common Stock.

                                      INDEX



                         Part I - Financial Information


                                                                            Page

Item 1   Consolidated Balance Sheet ......................................... 3

         Consolidated Statements of Income .................................. 5

         Consolidated Statements of Cash Flow ............................... 6

         Notes to Consolidated Financial Statements ......................... 7

Item 2   Management's Discussion and Analysis of Financial Conditions
         and Results of Operations ..........................................12



          Part II - Other Information and Signatures


Item 1   Legal Proceedings ..................................................13

Item 5   Other Information ..................................................14

Item 6   Exhibits and Reports on Form 8-K ...................................14

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


--------------------------------------------------------------------------------

March 31,                                                            2000

--------------------------------------------------------------------------------

ASSETS

Current Assets
  Cash                                                         $   18,228
  Loans Receivable, net of allowance                              724,422
 Other Real Estate owned, net of allowance                      1,004,151
 Notes Receivable, net of allowance                               174,000
  Interest Receivable                                             104,181
  Other                                                             1,800

--------------------------------------------------------------------------------

Total Current Assets                                            2,026,782

--------------------------------------------------------------------------------

Real Estate held for development                                    9,000

Property and equipment, net                                        10.613

Other Assets
  Film inventory                                                   10,000

--------------------------------------------------------------------------------

Total Other Assets                                                 10,000

--------------------------------------------------------------------------------

TOTAL ASSETS                                                   $2,056,395

================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


--------------------------------------------------------------------------------

March 31,                                                            2000

--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short term debt                                            $  2,099,582
  Accounts payable                                                 49,285
  Accrued expenses                                                107,066
  Accrued compensation                                            141,146
  Net Liabilities of discontinued operations                      422,543

================================================================================

Total Current Liabilities                                       2,819,622

--------------------------------------------------------------------------------

Minority interest in consolidated subsidiary                    2,788,968

Shareholders' Equity
Preferred stock, $.001 par value,
  authorized 10,000,000 shares, no shares
  issued and outstanding                                               --
Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
    2000,  19,437,458 shares
    1999,  18,637,458 shares                                       95,190
  Paid in capital                                              27,260,741
  Accumulated deficit                                         (30,908,126)

--------------------------------------------------------------------------------

Total Shareholders' Equity                                    (3,552,195)

--------------------------------------------------------------------------------

================================================================================

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $  2,056,395

================================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

------------------------------------------------------------------------------------------

For the three months ended March 31,                            2000             1999

------------------------------------------------------------------------------------------

OPERATING REVENUES  Interest and fees on loans          $     50,269     $    208,609
 OPERATING EXPENSES
  Marketing, selling  & royalties                                266            9,397
  General and administrative                                 224,990          260,027
                                                        ------------     ------------
                                                             225,256          269,424
                                                        ------------     ------------

LOSS FROM OPERATIONS                                        (174,987)         (60,815)

OTHER INCOME (EXPENSE)
   Other                                                       8,697               --
   Interest Expense                                          (88,716)         (54,691)
                                                        ------------     ------------
                                                             (80,019)         (54,691)
                                                        ------------     ------------

LOSS FROM CONTINUING OPERATIONS                             (255,006)        (115,506)

Discontinued operations
      Gain (Loss) from operation of Prairie Business
       Credit, Inc.                                               --           10,553
      Gain (Loss) from operations of First
        National Video Corp.                                                    2,123
                                                        ------------     ------------
                                                                  --           12,676
                                                        ------------     ------------

Net Loss                                                    (255,006)        (102,830)

Dividends on preferred stock of subsidiary                   (76,562)         (76,562)
                                                        ------------     ------------

Net loss allocated to common shareholders               $   (331,568)    $   (179,392)
                                                        ============     ============

Net loss allocated to common shareholders per share
   Loss from continuing operations                      $       (.02)    $       (.01)
  Discontinued operations                                         --               --
                                                        ------------     ------------

         Net loss allocated to common shareholder
              per share                                 $       (.02)    $       (.01)
                                                        ============     ============

==========================================================================================

Weighted average shares outstanding                       19,037,458       18,672,458
                                                        ============     ============


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------

For the three months ended March 31,                         2000          1999

------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                   $(255,006)    $(102,830)

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Other amortization, depreciation, write-offs            1,422         1,711
    Provision for loan losses                               8,041        37,000
    Changes in operating assets and liabilities, net      342,930       777,447
    Discontinued operations                               117,704      (747,904)

------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)                            215,091       (34,576)
      OPERATING ACTIVITIES


CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans (repayment) from/to shareholder                (234,926)      (27,500)
    Proceeds from borrowings from shareholder             105,544            --
    Proceeds from borrowings on notes                          --       102,900
    Dividends paid on preferred stock of subsidiary      (127,604)      (76,562)

------------------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                  (256,986)       (1,162)

NET DECREASE IN CASH                                      (41,895)      (35,738)

CASH - BEGINNING OF PERIOD                                 60,123       117,465

CASH - END OF PERIOD                                    $  18,228     $  81,727

==========================================================================================

See accompanying notes to consolidated financial statements.

Supplemental schedule of non cash finance activities:
    Note Receivable exchanged in satisfaction of shareholder debt      $889,987

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)\
March 31, 2000 and 1999


--------------------------------------------------------------------------------

NOTE 1  GENERAL

--------------------------------------------------------------------------------

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 (unaudited) and the unaudited results of operations and cash flows for the periods ended March 31, 2000 and 1999. The financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally made in an Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's December 31, 1999 Annual Report on Form 10-KSB.

The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

--------------------------------------------------------------------------------

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

Principles of Consolidation: The consolidated financial statements include the accounts of First National Entertainment Corp. (a Colorado corporation) and its subsidiaries, Equator Entertainment, First National Finance Corp., and First National Video Corp. (collectively referred to as the "Company"). Effective January 1, 1999, First National Finance Corp. has a wholly owned subsidiary, Prairie Business Credit, Inc., which is also included within the consolidated financial statements. The transaction was accounted for as a purchase. On December 17, 1999 management decided to sell or otherwise dispose of this segment of the business. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


--------------------------------------------------------------------------------

NOTE 3  NOTES RECEIVABLE

--------------------------------------------------------------------------------

                                                                 March 31,
                                                                 ---------
                                                                   2000
                                                                   ----
      10% note due August 15, 2000.  Note is secured by
      second mortgages and other property                       $  48,000

      10% note due May 1, 2000.  Note is secured by real
      estate.                                                     126,000
                                                                ---------

                                                                $ 174,000

--------------------------------------------------------------------------------

NOTE 4  AMORTIZATION OF FILM INVENTORY

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

NOTE 5  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

--------------------------------------------------------------------------------

Leasehold improvements and equipment consisted of the following at March 31,
2000



                                                                  2000
                                                                  ----

           Office equipment                                        17,395
           Furniture and fixtures                                  11,070
                                                                 --------
                                                                   28,465
           Less accumulated depreciation                         (17,852)
                                                                ---------

             Net property and equipment                         $  10,613
                                                                =========

--------------------------------------------------------------------------------

NOTE 6  SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

Preferred Stock: The Company has authorized the issuance of 10,000,000 shares of $.0001 par value preferred stock. At March 31, 2000, the Company had not issued any preferred shares.

Common Stock: During the periods ended March 31, 2000 and 1999, respectively, the Company issued 500,000 and 600,000 shares for employee compensation and professional fees valued at $4,000 and $6,000.

In the second quarter of 1996, the Company initiated an equity restructuring program in which the Company issued 1,260,000 shares of its common stock (par value $.005) along with warrants to purchase an additional 1,260,000 shares of its common stock (par value $.005) at $1 share. Total proceeds from the offering amounted to $830,000. On October 6, 1996, the Company's Board of Directors approved and issued an Extension and Optional New Pricing Offer to the holders of these warrants. These 1,260,000 warrants originally entitled the holders to purchase an additional share each of the Company's common stock at a price of $1 through an expiration date of December 15, 1997. The Extension and Optional New Pricing Offer allows an extension until December 31, 1999, at a share price of $.15 for additional consideration of $.05 per warrant or an extension until December 31, 2000, at a share price of $.05 for additional consideration of $.10 per warrant. During the year ended June 30, 1997, warrants for 800,000 shares were extended to December 31, 1999 and warrants for 200,000 shares were extended to December 31, 2000. Additional paid-in capital of $60,000 was received from these transactions for the period ended June 30, 1997. During 1998, certain warrants previously issued in the six-month period ended December 31, 1998 were canceled and cash of $20,000 was returned. During the quarters ended March 31, 2000 and 1999 no warrants were issued as part of an executive compensation agreement The warrants are convertible to common stock at twenty-five cents a share. There were 29,325,000 warrants outstanding at March 31, 2000.

Stock Options: On May 21, 1993, shareholders approved an incentive stock plan which reserved 3,500,000 shares of the Company's common stock for issuance under the 1993 Incentive Stock Option Plan ("ISO") and the 1993 Non-Qualified Stock Option Plan ("NQSO") (collectively referred to as the "1993 Plan"). The 1993 Plan provides incentives to officers, directors, employees, consultants, and advisors in the form of stock options, subject to certain restrictions. The Company's Board of Directors determines the granting of options under the 1993 Plan, including the exercise period, contingencies, vesting periods, and employee qualifications. Options to be issued under the ISO are intended to qualify as "incentive stock options" under Section 422 of the 1986 Internal Revenue Code (the "Code"), as amended. Options granted under the NQSO are subject to fewer restrictions than the ISO and are considered "Non-Statutory Stock Options" as defined in the Code. As of December 31, 1997, 25,000 options had been issued under the 1993 Plan. These options were issued in August 1993 at the exercise price of $1.53 per share. All of the outstanding options were exercisable at March 31, 2000. No options were exercised during the quarters ended March 31, 2000 and 1999.



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

NOTE 7  LEASES

--------------------------------------------------------------------------------

The Company occupies certain office facilities and video stores under operating lease arrangements. Under terms of the leases, the Company is responsible for real estate taxes, insurance, and maintenance costs on the facilities. Total rent expense under such arrangements was approximately $42,460, and $89,866 for the three month period ended March 31, 2000 and 1999, respectively. The leases expire from 2000 through 2003.

Future minimum payments under noncancelable leases as of March 31, 2000 are as follows:

                                Continuing         Discontinued
                                Operations          Operations
                                ----------          ----------

             2000              $         --          $185,091
             2001                        --           212,742
             2002                        --           214,440
             2003                        --           180,870
                               ------------          --------

                               $         --          $793,143
                               ============          ========


                                     ITEM 2.
               FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Corporation continues to maintain three major wholly owned subsidiaries from which it derives current and anticipated revenues.

FIRST NATIONAL FINANCE CORP. ("FNFC") which maintains a portfolio of short term loans for purchase and rehab of real estate, primarily in the Chicagoland area.

During the quarter, FNFC has sold a number of seized non performing property loans from the prior year. The Company in almost all cases completed the rehab work. The cash from these sales have been used to maintain operations and invested in new performing loans, including a major condominium project. FNFC has a remaining inventory of approximately $1,000,000 of seized properties (See Current Assets: Real Estate Owned for Sale) at March 31, 2000. The Company anticipates selling these properties, without additional substantial loss of principal carrying value, within the following two quarters. The Company has initiated major policy and procedure changes to insure the core value of the portfolio has a value capable of sustaining operation costs.

Interest revenues are recognized as properties are sold according to generally accepted accounting principles.

Also, during the quarter, the Company did divest itself of Prairie Business Credit, Inc., a factoring company, which experienced a significant loss in 1999.

EQUATOR ENTERTAINMENT, INC. ("EEI") continues to develop significant project possibilities with North American Broadcasters, publishers and Internet providers in a variety of projects. Through EEI's alliance with Egmont Imagination - a leading European entertainment conglomerate. Mr. Peter Keefe, President, remains confident certain projects will reach fruition within the next six to twelve months. These projects along with EEI's own opportunities is situating the Company in a favorable position for future revenues.

EEI did not generate any revenue during the quarter.


FIRST NATIONAL VIDEO CORP. ("FNVC") d/b/a Windy City Video. On October 18, 1999, the Company entered into a plan to dispose of all the video stores.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter the Corporation reduced loans to shareholders by $1,013,468 with cash and transfer of certain receivables. The reduction should save approximately $180,000 in interest annually. No additional outside financing was obtained during the quarter.


FINANCING ACTIVITIES

The Corporation is in the process of negotiating an extension of the $1,100,000 term loan. In addition, the Corporation has discussed expanding the loan amount with its current lender while exploring the option of working with additional lending institutions. (See Note 2 - Management's Future Plans of the 12/31/99
10K).

OTHER IMPORTANT FINANCIAL INFORMATION

The Corporation has completed its move to new headquarters at a substantial monthly rental savings in its continuing effort to reduce costs.

The Chairman & President, Mr. Charles E. Nootens has initiated a substantial reduction in his annual salary in a further effort to make the Corporation profitable.

The Business Plan established when current management assumed leadership of the company called for acquisitions which had synergy and profits. Management continues to pursue such acquisitions and has in its opinion a legal, and IRS plan to use as a platform.


RESULTS OF OPERATIONS - Three months Ended March 31, 2000 compared to Three Months Ended March 31, 1999.

Consolidated Balance Sheet The significant decrease in Loans Receivable is attributable to an erosion of the portfolio due to performance, additional reserves and a reclassification of a portion of the portfolio to Real Estate Owned for Sale. Also, no factored receivables are outstanding as Prairie Business Credit, Inc. was sold in January, 2000. This amount is offset by a equal reduction in liabilities.



Consolidated Statement of Operations

Revenues fell to $50,269 from $208,609 due to closing or sale of Video store, sale of PBCI and reduction in interest income on short term loans.

Total operating costs were reduced by $44,168 from the same period last year.

Net loss of ($281,605) compared to $(102,830) is due to reduced revenue in FNFC, certain video store shut down costs and continued support of the Equator Entertainment start-up.

TAXES ON INCOME

Taxes on income are zero due to the cumulative net operating loss carryforwards of approximately $30.6 million at March 31, 2000, for federal tax purposes. The net operating loss carryforwards expire in varying amounts beginning in 2000.

"Forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 may be included in this report. A variety of factors could cause the Corporation's actual results to differ from the reported results expressed in such forward looking statements. Investors are referred to the Corporations' most recent 10K.


                           PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

Currently, in the normal course of business the company is involved in legal action taken against it by former employee Chinna Boddipalli regarding severance pay. The Company has had a successful arbitration ruling and expects to prevail in the courts.

The second and final action is by S. Pratap for severance and damages. The Corporation expects to prevail in the trial.

Each of these proceedings are scheduled for May, 2000. In both actions the claims are $50,000 or less. As in any legal proceeding the Corporation although confident of its position cannot predetermine the courts ruling.



               ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                                      NONE


                    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                                      NONE


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE




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


                                              First National Entertainment Corp.




Dated:  June 5, 2000                          /s/ Charles E. Nootens
        ------------                          ----------------------------------
                                              Charles E. Nootens
                                              President

                                 EXHIBIT INDEX
                                 -------------


                   Exhibit 27          Financial Data Schedule