Form 10QSB
period 2000-09-30
FIRST NATIONAL ENTERTAINMENT CORP
filed 2001-02-02
CIK 853832

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

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


          8150 WEST 111TH STREET, SUITE 9, PALOS HILLS, ILLINOIS 60465
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                  (708)974-4688
                    -----------------------------------------
              (Registrant's telephone number, including area code)




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

As of September 30, 2000 the registrant had outstanding 19,437,458 shares of its $.005 par value Common Stock.

                                      INDEX



                         Part I - Financial Information


                                                                          Page

Item 1      Consolidated Balance Sheet...................................   3

            Consolidated Statements of Income............................   5

            Consolidated Statements of Cash Flow.........................   6

            Notes to Consolidated Financial Statements...................   7

Item 2      Management's Discussion and Analysis of Financial
            Conditions and Results of Operations.........................  11


                   Part II - Other Information and Signatures


Item 1      Legal Proceedings............................................  12

Item 5      Other Information............................................  13

Item 6      Exhibits and Reports on Form 8-K.............................  13

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

----------------------------------------------------------------------

September 30,                                                  2000

----------------------------------------------------------------------

ASSETS

Current Assets
 Cash                                                       $   20,710
 Loans Receivable, net of allowance                            949,682
 Other Real Estate owned, net of allowance                     791,371
 Notes Receivable, net of allowance                             48,000
Other                                                            2,450
----------------------------------------------------------------------

Total Current Assets                                         1,812,213

----------------------------------------------------------------------

Real Estate held for development                                 9,000

Property and equipment, net                                      7,766

Other Assets
 Film inventory                                                 10,000

----------------------------------------------------------------------

Total Other Assets                                              10,000

----------------------------------------------------------------------

TOTAL ASSETS                                                $1,838,979

======================================================================

See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


------------------------------------------------------------------------

September 30,                                                   2000

------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short term debt                                           $  2,309,675
  Accounts payable                                               127,606
  Accrued expenses                                               277,475
  Accrued compensation                                           141,146
  Net Liabilities of discontinued operations                     357,932

------------------------------------------------------------------------

Total Current Liabilities                                      3,213,834

------------------------------------------------------------------------

Minority interest in consolidated subsidiary                   2,788,968

Shareholders' Equity
Preferred stock, $.001 par value,
  authorized 10,000,000 shares, no shares
  issued and outstanding                                            --
Common stock, $.005 par value,
  authorized 100,000,000 shares,
  issued and outstanding:
    2000, 19,437,458 shares
    1999, 18,637,458 shares                                       95,190
  Paid in capital                                             27,260,741
  Accumulated deficit                                        (31,519,754)

------------------------------------------------------------------------

Total Shareholders' Equity                                    (4,163,823)

------------------------------------------------------------------------

========================================================================
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                        $  1,838,979

========================================================================


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------

For the nine months ended September 30,                      2000              1999
------------------------------------------------------------------------------------------
OPERATING REVENUES
  Interest and fees on loans                             $     14,295      $    473,559

 OPERATING EXPENSES
  Marketing, selling & royalties                                 --              32,571
  General and administrative                                  498,312           827,378
                                                         ------------      ------------
                                                              498,312           859,949
                                                         ------------      ------------

LOSS FROM OPERATIONS                                         (484,017)         (386,390)

OTHER INCOME (EXPENSE)
  Other                                                        12,410              (240)
  Interest Expense                                           (218,605)         (201,309)
                                                         ------------      ------------
                                                             (206,195)         (201,549)
                                                         ------------      ------------
LOSS FROM CONTINUING OPERATIONS                              (690,212)         (587,939)

Discontinued operations
      Gain (Loss) from operation of Prairie Business
       Credit, Inc.                                              --            (113,310)
      Gain (Loss) from operations of First
        National Video Corp.                                  (23,297)         (134,571)
                                                         ------------      ------------
                                                              (23,297)         (247,881)
                                                                           ------------
Net Loss                                                     (713,509)         (835,820)

Dividends on preferred stock of subsidiary                   (229,687)         (229,687)
                                                         ------------      ------------
Net loss allocated to common shareholders                $   (943,196)     $ (1,065,507)
                                                         ============      ============
Net loss allocated to common shareholders per share
  Loss from continuing operations                        $       (.05)     $       (.06)
  Discontinued operations                                          --                --
                                                         ------------      ------------
      Net loss allocated to common shareholder
        per share                                        $       (.05)     $       (.06)
=======================================================================================
Weighted average shares outstanding                        19,037,458        18,672,458
                                                         ============      ============


See accompanying notes to consolidated financial statements.

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

For the nine months ended September 30,                    2000          1999

--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                   $(690,212)    $(587,939)

    Adjustments to reconcile net loss to net cash provided by operating activities:

    Other amortization, depreciation, write-offs            4,266         5,137
    Provision for loan losses                              26,041        61,000
    Changes in operating assets and liabilities, net      200,690       353,960
    Discontinued operations                               517,738      (165,367)

--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)                             58,523      (333,209)
    OPERATING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans (repayment) from/to shareholder                (264,945)     (680,736)
    Proceeds from borrowings from shareholder             345,655       665,728
    Proceeds from borrowings on notes                          --       454,034
    Dividends paid on preferred stock of subsidiary      (178,646)     (204,167)

--------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                   (97,936)      234,859
                                                        ---------     ---------

NET DECREASE IN CASH                                      (39,413)      (98,350)

CASH - BEGINNING OF PERIOD                                 60,123       117,465
                                                        ---------     ---------
CASH - END OF PERIOD                                    $  20,710     $  19,115
================================================================================

See accompanying notes to consolidated financial statements.

Supplemental schedule of non cash finance activities:
     Note Receivable exchanged in satisfaction of shareholder debt    $ 889,987

FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 September 30, 2000 and 1999


--------------------------------------------------------------------------------

NOTE 1  GENERAL

--------------------------------------------------------------------------------

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 (unaudited) and the unaudited results of operations and cash flows for the periods ended September 30, 2000 and 1999. The financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally made in an Annual Report on Form 10-KSB. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's December 31, 1999 Annual Report on Form 10-KSB.

The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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


--------------------------------------------------------------------------------

NOTE 3  NOTE RECEIVABLE

--------------------------------------------------------------------------------

                                                                 September 30,
                                                                     2000
                                                                     ----
      10% note due August 15, 2000.  Note is secured by
      second mortgages and other property                          $  48,000
                                                                   ---------

                                                                   $  48,000
                                                                   ---------

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


--------------------------------------------------------------------------------

NOTE 5  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

--------------------------------------------------------------------------------

Leasehold improvements and equipment consisted of the following at September 30, 2000


                                                        2000
                                                        ----

        Office equipment                                24,524
        Furniture and fixtures                           3,941
                                                      --------
                                                        28,465
        Less accumulated depreciation                  (20,699)
                                                      --------
        Net property and equipment                    $  7,766
                                                      ========

--------------------------------------------------------------------------------

NOTE 6  SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------


Preferred Stock: The Company has authorized the issuance of 10,000,000 shares of $.0001 par value preferred stock. At September 30, 2000, the Company had not issued any preferred shares.

Common Stock: During the periods ended September 30, 2000 and 1999, respectively, the Company issued 500,000 and 600,000 shares for employee compensation and professional fees valued at $4,000 and $6,000.

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

                                     ITEM 2.
              FIRST NATIONAL ENTERTAINMENT CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Corporation has been consolidating its operations in Corporate and its wholly owned subsidiaries. Despite continued problems in operating cash, the corporation's long term commitment remains intact. Key shareholders have provided additional funding to continuing operating on a severely pared down operating budget. The Corporation will focus on First National Finance and continue to pursue acquisitions which offer shared Federal tax savings.

FIRST NATIONAL FINANCE CORP. ("FNFC") which maintains a portfolio of short term investments in properties for rehab and resale. Also direct company owned projects are rehabbed for sale. These properties are located in the Chicagoland area.

Through nine months, FNFC has continued to sell seized properties which have been completed and positioned itself to undertake direct projects with a cadie of contractors and vendors. Remaining seized properties continue to be completed for sale.

In addition, FNFC continues to fund projects with a significant amount invested in condominium conversions. These are longer term projects, and due to poor cash flow, have effectively been in suspension for months. Currently, key shareholders have supplied new funding to assist in allowing time for the Corporation to obtain funding to complete these projects. Interest revenues are recognized as properties are sold according to generally accepted accounting principles.

The company continues to maintain a position that this type of business can be profitable and needs to convert existing projects into cash which can fund new projects using bank funding to increase the portfolio substantially.

EQUATOR ENTERTAINMENT, INC.("EEI") Although Mr. Peter Keefe, President, has developed significant relationships and potential projects, Equator continues its relationship with Egmonth Imagination - a leading European conglomerate.

Since the parent has funded approximately $650,000 of start up costs to date without generating any revenue, the Board of Directors will decide in the fourth quarter as to whether additional funding is available.

FIRST NATIONAL VIDEO CORP.("FNVC") d/b/a Windy City Video. Despite extraordinary efforts by its employees and management the stores continued to experience significant losses. At this time all stores have been closed. The Corporation is attempting to avoid Bankruptcy by meeting with all creditors and vendors to explain the financial position. Liabilities are significantly in excess of $1,000,000 above assets.

LIQUIDITY AND CAPITAL RESOURCES

During the period the LaSalle Bank has indicated they want the loan repaid at the earliest possible time. During October, 2000 key shareholders, through personal loans, paid off the existing bank loans. The Corporation will make monthly payments to the shareholders to retire this debt in three years.

OTHER IMPORTANT FINANCIAL INFORMATION

Due to unforeseen circumstances the company has moved to 8150 W. 111th St., Palos Hills, Illinois 60465.

The Business Plan established to acquire profitable companies with synergy to utilize significant tax losses continues in force. The Corporation will explore merging the Colorado Corporation into a Delaware Corporation.

Crowe Chizek has resigned as the company's auditors. The company is determining its next course of action regarding this situation.

RESULTS OF OPERATIONS - Nine months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999.

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


Consolidated Statement of Operations

Revenues fell to $14,295 from $473,559 due to closing or sale of the Video stores, sale of PBCI and reduction in interest income on short term loans.

Total operating costs were reduced by $361,637 from the same period last year.

Net loss of ($713,509) compared to $(835,820) is due to reduced revenue in FNFC, certain video store shut down costs and continued support of the Equator Entertainment start-up.

TAXES ON INCOME

Taxes on income are zero due to the cumulative net operating loss carryforwards of approximately $30.6 million at September 30, 2000, for federal tax purposes. The net operating loss carryforwards expire in varying amounts beginning in 2000.

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


                                      NONE


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

       See Form 8-K filed

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         First National Entertainment Corp.




Dated: February 1, 2001                  /s/ Charles E. Nootens
       ------------------                ----------------------
                                         Charles E. Nootens
                                         President